Form 10-Q
period 2008-09-30
INTERPRO MANAGEMENT CORP.
filed 2008-11-13
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-152365

INTERPRO MANANGEMENT CORP.
(Name of small business issuer as specified in its charter)

Nevada	98-0537233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Union Street
Two Union Square
42nd floor
Seattle, Washington 98101
_______________________________________________________________________
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:           (206) 652-3770

___________________

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES______   NO    X

          The issuer had 1,600,000 shares of its common stock issued and outstanding as of November 10, 2008.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4.	Controls and Procedures	19

	PART II
ITEM 1.	Legal Proceedings	21
ITEM 1A.	Risk Factors	21
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3.	Defaults Upon Senior Securities	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	21
ITEM 5.	Other Information	21
ITEM 6.	Exhibits

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

          In this quarterly report, the terms “Interpro Management Corp.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Interpro Management Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

☐     dependence on key personnel;

☐     competitive factors;

☐     degree of success of research and development programs

☐     the operation of our business; and

☐     general economic conditions in the United States, the Philippines and other locations in Asia.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

PART I

Item 1. Financial Statements.

Interpro Management Corp.
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30,		March 31,
	2008		2008
	(unaudited)
Asset
Cash	$4,610		$20,073
Prepaid expenses	483		-
Total current assets	5,093		20,073
Total Assets	$5,093		$20,073
Liabilities
Accounts payable and accruals	$5,500		$6,500
Due to stockholder	3.838		$3,199
Total Liabilities	$9,338		$9,699
Stockholders` Equity (Note 3)
Common stock authorized –
100,000,000 common shares with a par value of $0.001
Common stock issued and outstanding –
1,600,000 common shares	1,600		$1,600
Additional paid in capital	18,400		$18,400
Deficit accumulated during the development stage	(24,245)	$	(9,626)
Total Stockholders’ Equity	$(4,245)		$10,374
Total Liabilities and Stockholders’ Equity	$5,093		$20,073

The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statement of Operations
(unaudited)

					Cumulative
					Amounts
					From
				Date of	Date of
	Three	Three	Six	Incorporation	Incorporation
	months	months	months	(May 21, 2007)	(May 21,
	ended	ended	ended	to	2007) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING
EXPENSES
Accounting and legal	11,500	-	12,500	-	15,500
General & administrative	1,039	-	2,079	-	5,178
Software	-	-	-	-	2,000
Web design	-	-	-	-	1,500
Bank charges	40	-	40	-	67

Loss before income taxes	(12,579)	-	(14,619)	-	(24,245)

Provision for income taxes	-	-	-	-	-

Net loss	$(12,579)	$-	$(14,619)	$-	$(24,245)

Basic and diluted loss per
Common share (1)

Weighted average number
of common shares
outstanding (Note 4)	1,600,000	1,600,000	1,600,000	1,600,000

(1) less than $0.01

The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
For the period from Inception (May 21, 2007) to September 30, 2008
(unaudited)

			Additional
	Common Shares		Paid-in	Accumulated	Total
	Issued Shares	Amount	Capital	Deficit	Equity

Balance, May 21, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founder on May 21, 2007 @ $0.0125	1,600,000	1,600	18,400	-	20,000
Net (loss)	-	-	-	(9,626)	(9,626)

Balance, March 31, 2008	1,600,000	1,600	18,400	(9,626)	10,374

Net (loss)	-	-	-	(14,619)	(14,619)
Balance, September 30, 2008	1,600,000	$1,600	$18,400	$(24,245)	$(4,245)

The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statement of Cash Flows
(unaudited)

		Period from	Period from
		Inception	Inception
	Six Months	(May 21, 2007)	(May 21, 2007)
	ended	to	to
	Sept. 30 2008	Sept. 30, 2007	Sept. 30, 2008

Operating Activities
Net (loss)	$(14,619)	$-	$(24,245)
(Increase) in prepaid expenses	(483)	-	(483)
Increase in accounts payable	(1,000)	-	5,500

Cash from operating activities	(16,102)	-	(19,228)

Financing Activities
Increase in due to stockholder	639	-	3,838
Sale of stock	-	-	20,000

Cash from financing activities	639	-	23,838

Increase in cash	(15,463)	-	4,610
Cash, opening	20,073	-	-

Cash, closing	$4,610	$-	$4,610

Supplemental information:
Taxes paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 1 – Nature of Operations

Interpro Management Corp. (“the Company”), incorporated in the state of Nevada on May 21, 2007. The Company is focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization’s efficiency through planning and monitoring the daily operations of a business.

The company has limited operations and in accordance with SFAS #7 is considered to be in the development stage.

Note 2 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument

The Company’s financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Advertising

The Company has had no advertising activity since inception.

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 2 – Significant Accounting Policies (continued)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Note 3 – Due to Stockholder

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Capital stock

Common Shares - Authorized

The Company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the period ended March 31, 2008, the Company issued 1,600,000 common shares for total proceeds of $20,000.

As at September 30, 2008, the Company has no warrants or options outstanding.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 5 – Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,333, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $24,245.

The Company has non-capital losses of $24,245.

Note 6 – Related Party Transaction

As at September 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $3,838.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $24,245 as of September 30, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-162 and their effect on the Company.

Statement No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151- Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

Statement No. 153- Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140

This Statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No. 156 - Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This Statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This Statement is effective for us beginning May 1, 2008.

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))

This Statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115

This Statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

SFAS No. 160 - Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This Statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS No. 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

FIN No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

          We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues until we have completed development and deployment of our web-based software product. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

          In our management’s opinion, there is a market need for web-based software that is a time and task management tool. We believe that our current funding will allow us to begin our product development, market our website, and remain in business for twelve months. We hope to begin to generate revenues in fiscal year 2009. If we are unable to generate revenues in fiscal year 2009 for any reason, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.

Plan of Operation

          Our plan of operation is to commence our software development activities. Once we complete the prototype stage we will be able to test the product and start actual development of the software. This will include writing the code, database design and implementation and testing. We intend to focus on building a strong web presence. We plan to achieve this by designing a website. We plan to then achieve a web presence by using search engine optimization tools including key word strategies and link exchanges with industry related websites. We will continue to market our website and our product on an ongoing basis.

Results of Operations

Revenues

          We had no revenues for the period from May 21, 2007 (date of inception) through September 30, 2008.

Expenses

          Our expenses for the three and six month periods ended September 30, 2008 were $12,579 and $14,619, respectively, and since our inception were $24,245. These expenses were comprised primarily of web design, general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

          Our net loss for the three and six month periods ended September 30, 2008 were $12,579 and $14,619, respectively. During the period from May 21, 2007 (date of inception) through September 30, 2008, we incurred a net loss of $24,245. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,600,000 shares of common stock.

Liquidity and Capital Resources

          Our balance sheet as of September 30, 2008, reflects assets of $5,093. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

          We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

          The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended

September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

           None.

Item 1A. Risk Factors.

          There have been no material changes from the risk factors disclosed in our S-1 filed on July 16, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

           None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.)

31	Certification of Mohanad Shurrab pursuant to Rule 13a-14(a).

32	Certification of Mohanad Shurrab pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRO MANAGEMENT CORP.

By:	/s/ Mohanad Shurrab
Mohanad Shurrab, President, Treasurer
and Director
Principal Executive and Financial Officer

          Date: November 11, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mohanad Shurrab	President, Treasurer and Director	November 12, 2008
Mohanad Shurrab