Form 10-K
period 2009-03-31
INTERPRO MANAGEMENT CORP.
filed 2009-06-30
CIK 1439813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-152365

INTERPRO MANAGEMENT CORP
(Exact name of registrant as specified in its charter)

Nevada	98-0537233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Union Street, Two Union Square, 42nd Floor, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (206) 652-3770

Securities registered under Section 12(b) of the Act:
None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

1,200,000 Common Stock, $0.0001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,000 based on a price of $0.05 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No  N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,280,000 shares of common stock as of June 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  Not Applicable

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
•	risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
•	risks related to the failure to successfully management or achieve growth of a new business opportunity; and
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Interpro" mean Interpro Management Corp., unless otherwise indicated.

ITEM 1.  BUSINESS

Overview

We are a development stage company with limited operations and no revenues from our business operations.  Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues until we have completed development and deployment of our web-based software product. Accordingly, we must raise cash from sources other than our operations in order to implement our development and marketing plan.  In our management’s opinion, there is a market need for web-based software that is a time and task management tool.

We believe that our current funding will allow us to begin our product development, market our website, and remain in business for twelve months. We hope to begin to generate revenues in fiscal year 2010. If we are unable to generate revenues within twelve months of the effectiveness of this Registration Statement for any reason, or if we are unable to make a reasonable profit within twelve months of the effectiveness of this Registration Statement, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we raise less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

We are developing a software product that we expect will increase managers’ visibility into employee productivity and projects, thus reducing the need for meetings and micro-management, and assisting in efficient project management.   We intend for our software product to be easy to install, with little or no downtime, and to offer functionality that integrates all aspects of project management.  We plan for our software product to be capable of providing a generic solution for organizations of any size; although we will initially focus on small and medium-sized organizations.

The Market Opportunity

In the United States, poor project management, including poor time management, costs companies billions of dollars per year in lost productivity.  The factors that contribute to poor project management include low employee morale, overbearing managers, poor time management, lost billing hours, and incomplete expense reporting.

Our software product was conceived in response to the need to increase productivity and efficiency within organizations.

We believe that our software product will enable organizations to improve time, task, and project management, thus improving overall efficiency and productivity.

In 2004, 250 first and second-line supervisors participating in management development seminars were surveyed (www.accel-team.com; Time Management Study).  These managers were asked to identify three things higher management did that wasted their time.

The categorized complaints demonstrate that the actions of higher management, despite positive intentions, were perceived as, or became, obstacles to accomplishment.  The main complaints of first-line and second-line supervisors from almost 200 organizations were as follows:

•	The boss stops by to socialize, interrupting priority work.
•	Everything that comes up must be done 'right now.'
•	Meetings are called that are unnecessary, are called for which my presence isn't needed although I am requested to attend, or go off track and take longer than necessary.
•	Priorities are changed in midstream.
•	The boss isn't available when really needed.
•	The boss gives assignments to my people without my knowledge.
•	My boss gives me assignments that are someone else’s responsibility.
•	Assignments are unclear; I'm given incomplete instructions, requirements, or information.
•	Projects are given unrealistic timetables.
•	My boss insists that I personally handle work assignments that my subordinates could do without much direction from me.
•	My boss keeps looking over my shoulder to see what I'm doing.
•	My boss wants minute detail on minor matters, ignoring or withholding action on more important ones.

Needless to say, time management problems and poor work habits can be found at all levels, although the survey focused on the higher levels of management. There is no doubt that with awareness, self-discipline, and effective project management tools, most managers at any level could improve their efficiency, as well as the efficiency of those who work for them, by up to 20 percent.

Target Market and Market Size

The target market for our software product is:

1)
Small and medium sized businesses that provide services to their clients and are looking for a solution to organize their internal operations and work flow such as engineering firms, IT firms, law firms and accountants.

2)	Software/ IT development firms that develop their own products or provide services to their clients.

3)	Small and medium sized businesses that have their employees working offsite, where employees can use the proposed system as a collaboration system.

4)	Small and medium sized businesses that provide outsourcing services and require keeping track of working hours, accounting, and services they provide to their clients.

We will initially focus our sales in the United States as we know this market and it represents a significant opportunity in terms of sales potential.

The market is sophisticated, software savvy, and educated in terms of the need to increase productivity and time efficiency.

We plan to develop a product that is generic in that it can be used in any small or medium-sized business that provides services to clients and that is seeking a solution to organize its internal operations and work flow.

Potential Market Size

According to the US Department of Labor, Bureau of Statistics, in the United States there are 100,000 engineering firms, 120,000 accounting firms, 100,000 software and IT development firms, and 70,000 law firms.  A one percent market share of these target groups would represent 1,000 engineering firms, 1,200 accounting firms, 1,000 software and IT development firms, and 700 law firms. See http://www.bls.gov/.

The following chart offers a graphic illustration of these four main target groups:

Our Competition

We face competition from other providers of software programs that may be used to enhance time efficiency and project management.  Some of these providers are as follow:

Xpress Software
DataArt
Autotask
AceProject
OPMcreator
Project Drive

Many of our competitors are located in the United States, and one of them has sold approximately 500,000 units since it’s inception in 1997.  http://www.advancedtimereports.com – by Xpress Software  Nevertheless, we believe that few of the existing competitive software programs provide software applications that are of a similar caliber to our proposed software product.

The software products that are competitive to our proposed product have a static user interface, which limits implementation and user flexibility.  In addition, we do not believe that our competition have been utilizing an aggressive sales strategy.  We believe we can outperform our competition in product development, marketing and sales, user adaptability and ease of implementation.

For example, most software packages are generic, using a cookie cutter approach to software design and implementation.  While our initial product will be generic so that it can be used in a wide range of businesses, we intend to customize our software and create industry specific packages, tailored to the needs of specific industries.

Research and Development Activities and Costs

We have not incurred any research and development costs to date since our management has provided such activities at no cost to us.  We intend to undertake certain research and development activities commencing in August 2009.  For a detailed description see "Plan of Operation."

Employees

We have commenced only limited operations; therefore, we have no employees. Our sole officer and Director provides services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

ITEM 1A.  RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Relating to Our Lack of Operating History

1. We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $35,994 for the period from May 21, 2007 (date of inception) through March 31, 2009. We anticipate generating losses for the next 12 months. We do not anticipate generating revenues prior to the end of fiscal year 2010.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

2. We are a development stage company and may never be able to execute our business plan.

We were incorporated on May 21, 2007 in the state of Nevada.  We currently have no products, sales, customers, or revenues. Although we have begun initial planning for the development of our management tool, we may not be able to execute our business plan unless and until we are successful in raising funds in this offering.  We anticipate that we will require an additional $30,500 to commence actual development, and to remain operational during the next twelve months.  If the securities being offered under this prospectus are not fully subscribed for or we do not generate any revenues during our first year of operations, we may require additional financing, in addition to the funds we hope to raise from the sale of shares offered under this offering, in order to establish profitable operations.  Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

3. Our business plan may be unsuccessful.

The success of our business plan is dependent on our developing our web based software solution to facilitate time and task management and improve the efficiency of our potential clients' business operations. Our ability to develop this management tool is unproven, and the lack of operating history makes it difficult to validate our business plan.  As a web-based company, sales and marketing will be driven through our web site and through a third party independent sales force. In addition, the success of our business plan is dependent upon the market acceptance of our management tool.  Should this management tool be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

4. We have no operating history and have maintained losses since inception, which we expect will continue in the future.

Management believes that the raising of a minimum of $30,500 pursuant to this offering will be sufficient to commence and continue our planned activities for approximately 12 months after the offering.  However, we expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our web based management tool and the marketing and sale of our management tool. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Relating to Our Business

5. Our executive officer and Director has significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our sole officer and Director holds all of the outstanding shares of our common stock and will hold 57.14% of the outstanding shares of our common stock if we issue all of the shares being offered in this Registration Statement.

This individual will be able to exercise significant influence over all matters requiring stockholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

6. Since our sole officer and Director may work or consult for other companies, his other activities could slow down our operations.

Our sole officer and Director is not required to work exclusively for us and does not devote all of his time to our operations. Presently, our sole officer and Director allocates only a portion of his time to the operation our business. Since our officer and Director is currently employed full-time elsewhere, he is able to commit to us only up to 10 hours a week.  Therefore, it is possible that his pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

7. Our sole officer and Director is located in Dubai

Since our sole officer and Director is located in Dubai, any attempts to enforce liabilities upon him under the U.S. securities and bankruptcy laws may be difficult.

8.  As a development stage company, we may experience substantial cost overruns in developing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product.

We may experience substantial cost overruns in developing and marketing our software product, and may not have sufficient capital to successfully complete our project. We may not be able to develop or market our software product because of industry conditions, general economic conditions, and/or competition from other potential management tool developers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the product through prominent marketing channels and/or other methods of promotion.

Risks Relating to Our Strategy and Industry

9. Web based software and management tools are subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the web based management tools market, we must continue to design, develop and sell new and enhanced tools that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced customized tools must take advantage of technological advancements and changes, and respond to new customer requirements.  Our success in designing, developing, and selling such software tools will depend on a variety of factors, including:

•	Identifying and responding to market demand for new business management tools;
•	The scalability of our equipment platforms to efficiently deliver our management tools;
•	Keeping abreast of technological changes;
•	Timely developing and implementing new and enhanced management tools and features;
•	Maintaining quality of performance;
•	Providing cost-effective management tools and support; and
•	Promoting our management tools and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced management tools in a timely manner, if such new or enhanced software tools do not achieve sufficient market acceptance, or if such new tools decrease demand for our existing management tools, our operating results would decline and our business would not grow.

10. We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.  Also, intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours.

11. We need to retain key personnel to support our services and ongoing operations.

The development of our web based management tool will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our Director and other needed key contractors who have critical industry experience and relationships that we rely on to implement our business plan.  The loss of the services of our sole officer or the lack of availability of other skilled personnel would negatively impact our ability to develop our web based software, which could adversely affect our financial results and impair our growth.

12. Because Mr. Shurrab has no experience in running a company that sells web based software, he may not be able to successfully operate such a business, which could cause you to lose your investment.

We are a start-up company and we intend to market and sell our web based software. Mr. Shurrab, our Director and President, has control over all decisions regarding both the policy and the operations of our company. Our success is contingent upon his ability to make appropriate business decisions in these areas. It is possible that his lack of relevant operational experience could prevent us from becoming a profitable business and prevent an investor from obtaining a return on his investment in us.

13.Our success depends on independent contractors to develop our product.

We intend to rely on third party independent contractors for software development, database design, website interface, web hosting, and for other development functions.  These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources.  There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractors, and we can provide investors with no assurance that our website and associated databases and administrative software will be developed according to the specifications that we require.  If we are unsuccessful in addressing these risks, our business will most likely fail.

14. Future regulation of the internet could restrict our business, prevent us from offering services, and/or increase our cost of doing business.

The laws, regulations or rulings that specifically address access to or commerce on the internet are subject to change. We are unable to predict the impact, if any, that future legislation, judicial precedents, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs, or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet and popularity of broadband video products and services heighten the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

15. We may lose customers if we experience system failures that significantly disrupt the availability and quality of the support services that we plan to provide.

The operation of our support services will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers.  Interruptions in service or software performance problems, for whatever reason, could undermine confidence in our ability to provide service to our customers, and could cause us to lose customers or make it more difficult to attract new ones. In addition, because our support services may be critical to the businesses of our customers, any significant interruption in the provision of service could result in lost profits or other losses to our customers.

16. Establishing a new brand of management tools requires effective marketing and product placement which may take a long period of time.

Our principal business strategy is to develop our brand name as a respected brand associated with web-based management tools.  The marketing of our intended product is highly dependent on our creating a favorable corporate management perception.  However, we have minimal advertising experience.   Competitors have significantly greater advertising resources and experience and enjoy well-established brand names.  There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired perception.

17. If a third party asserts that we infringe its proprietary rights, we could be required to redesign our software, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our market increases and the functionality of these software products further overlap, we believe that infringement claims will become more common.  Any claims against us, regardless of their merit, could:

•	Be expensive and time-consuming to defend;
•	Result in negative publicity;
•	Force us to stop selling our services that rely on the challenged intellectual property;

•	Require us to redesign our software products;
•	Divert management’s attention and our other resources; or
•	Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Risks Relating to our becoming a Public Reporting Company

18. Our costs will increase significantly as a result of operating as a public reporting company and our management will be required to devote substantial time to comply with public company rules and regulations.

Following this offering, as a public company, we will incur significant legal, financial, accounting and other costs and expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (SOX) and rules and regulations of the Securities and Exchange Commission and various exchanges, including the Nasdaq Stock Market, have imposed various requirements on public companies, including changes in corporate governance practices and disclosures. Our management and other personnel will need to devote a substantial amount of time to ensure ongoing compliance with these new requirements. As a result of these costs, our net earnings may be reduced and we may not be able to devote sufficient attention to achieving our business objectives

Risks Relating to doing business in India and the Middle East

19. Because we plan to outsource a significant portion of our software development to India and the Middle East, we may be subject to political instability that could harm our business.

We plan to outsource a significant portion of our software development activities to software developers located in India and the Middle East, in order to take advantage of cost efficiencies associated with the lower wage scale in India and the Middle East.  Due to our planned development activities in India and the Middle East, we are exposed to risks related to changes in the economic, security, and political conditions of India and the Middle East. Economic and political instability, military actions, and other unforeseen occurrences in India and/or the Middle East could impair our ability to continue our software development in a timely manner, which could put our products at a  competitive disadvantage.

ITEM 2.  PROPERTIES

Executive Offices

We do not own any real property. We currently maintain our corporate office at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington  98101. We pay monthly rent of $150 for use of this space. This space is sufficient until we commence full operations.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets.  There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

As at the date of this document, the Company has not received its trading symbol yet or has developed a market for its securities.

Holders of our Common Stock

On June 29, 2009 the shareholders’ list of our common stock showed 36 registered shareholders and 2,280,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts.  Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances.  However, actual results may differ from the estimates.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

Plan of Operation

Our plan of operation for the twelve months ended March 31, 2010 is as follows:

First Quarter

During the first three months following the offering, we plan to:

•	Commence development of our software
•	Initiate the development of our corporate and marketing collateral

Software development: In the First Quarter we intend to commence our software development activities.  The initial analysis and viability of the prototype stage has already been completed by management. In particular, we plan to select a third party contractor to develop the software, including planning the software and database design.  Once we complete the prototype stage we will be able to test the product and start actual development of the software. This will include writing the code, database design and implementation and testing.

Marketing activities: In the First Quarter we intend to focus on building a strong web presence. We plan to achieve this by designing a website. We plan to then achieve a web presence by using search engine optimization tools including key word strategies and link exchanges with industry related websites. We will continue to market our website and our product on an ongoing basis.

Second Quarter

During the next three months, we expect to achieve the following:

•	Continue development of our software product
•	Expand web of link exchanges
•	Initiate lead generation
•	Advertise with search engines such as Yahoo and Google

Marketing activities: In the second quarter, we plan to continue to expand our web of link exchanges with industry and related sites in order to generate leads. We also plan to initiate search engine advertising on Yahoo and Google.

Third Quarter

During the third quarter, we expect to achieve the following:

•	Initiate an email campaign
•	Complete a beta version of our software product

Marketing activities: In the third quarter, we intend to target potential leads through e-mail campaigns and cold calls.

Fourth Quarter

During the fourth quarter, we expect to achieve the following:

•	Complete a ready-for-sale version of our software product
•	Continue with marketing activities

Marketing activities: In the fourth quarter we intend to continue to generate new leads of potential clients, execute e-mail campaigns, and increase cold calls.

Off Balance Sheet Transactions

We have had no off balance sheet transactions.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Revenues

We had no revenues for the period from May 21, 2007 (date of inception), through March 31, 2009.

Expenses

Our expenses for the twelve month period ended March 31, 2009 and 2008, were $26,368 and $9,626.  During the period from May 21, 2007 (date of inception), through March 31, 2009, we incurred expenses of $35,994.    These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the twelve-month period ended March 31, 2009 and 2008 was $26,368 and $9,626.  During the period from May 21, 2007 (date of inception), through March 31, 2009, we incurred a net loss of $35,994.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.  Since inception, we have sold 2,280,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects assets of $31,094 in the form of cash and cash equivalents and prepaid expenses.  Since inception, we have sold 2,280,000 shares of common stock with gross proceeds of $53,000.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future.  If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.  There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Interpro Management Corp  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Interpro Management Corp
(A Development Stage Company)

We have audited the accompanying balance sheets of Interpro Management Corp (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009, and the periods from inception on May 21, 2007 through March 31, 2008 and 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpro Management Corp (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2009, and the periods from inception on May 21, 2007 through March 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $35,994, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
June 23, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Interpro Management Corp
(A Development Stage Company)
Balance Sheets
March 31, 2009 and 2008

	March 31, 2009	March 31, 2008
Assets
Cash	$30,864	$20,073
Prepaid expenses	230	—

Total Current Assets	31,094	20,073

Total Assets	$31,094	$20,073

Liabilities
Accounts payable and accrued liabilities	$9,250	$6,500
Due to related party	3,838	3,199

Total Current Liabilities	13,088	9,699

Total Liabilities	13,088	9,699

Stockholders’ Equity (Deficit)
Common stock authorized -
100,000,000 common shares with a par value of $0.001
Common shares issued and outstanding -
2,280,0000 common shares (2008: 1,600,000)	2,280	1,600
Additional paid in capital	51,720	18,400
Deficit accumulated during the development stage	(35,994)	(9,626)

Total Stockholders’ Equity (Deficit)	18,006	10,374

Total Liabilities and Stockholders’ Equity (Deficit)	$31,094	$20,073

The accompanying notes are an integral part of these financial statements

Interpro Management Corp
(A Development Stage Company)
Statements of Operations

	Year Ended March 31, 2009		Period from Inception (May 21, 2007) to March 31, 2008	Period from Inception (May 21, 2007) to March 31, 2009

Revenue		$—	$—	$—

Expenses
Legal and accounting		17,000	3,000	20,000
Web and software development		—	3,500	3,500
General and administrative		9,368	3,126	12,494

Total expenses		26,368	9,626	35,994

Provision for income taxes		—	—	—

Net (Loss)		$(26,368)	$(9,626)	$(35,994)

Basic and diluted (loss) per share	$	(0.02)	$(0.01)

Weighted average number of common shares outstanding		1,696,877	1,600,000

The accompanying notes are an integral part of these financial statements

Interpro Management Corp
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total

Balance, May 21, 2007 (date of inception)	—	$—	$—	$—	$—

Shares issued to founder on May 21, 2007 @ $0.0125 per share (par value $0.001 per share)	1,600,000	1,600	18,400	—	20,000
Net (loss) for the period from inception on May 21, 2007 to March 31, 2008	—	—	—	(9,626)	(9,626)

Balance, March 31, 2008	1,600,000	1,600	18,400	(9,626)	10,374

Private placement on February 10, 2009 @ $0.05 per share (par value $0.001 per share)	680,000	680	33,320	—	34,000
Net (loss) for the year-ended March 31, 2009	—	—	—	(26,368)	(26,368)

Balance, March 31, 2009	2,280,000	$2,280	$51,720	$(35,994)	$18,006

The accompanying notes are an integral part of these financial statements

Interpro Management Corp
(A Development Stage Company)
Statements of Cash Flows

	Year Ended March 31, 2009	Period from Inception (May 21, 2007) to March 31, 2008	Period from Inception (May 21, 2007) to March 31, 2009

Operating Activities:
Net (Loss)	$(26,368)	$(9,626)	$(35,994)
(Increase) in prepaid expenses	(230)	—	(230)
Increase in accounts payable and accrued liabilities	2,750	6,500	9,250

Cash provided by (used in) operating activities	(23,848)	(3,126)	(26,974)

Financing Activities:
Increase in due to stockholder	639	3,199	3,838
Proceeds from sale of stock	34,000	20,000	54,000

Cash provided by financing activities	34,639	23,199	57,838

Increase (Decrease) in cash	10,791	20,073	30,864

Cash, opening	20,073	—	—

Cash, closing	$30,864	$20,073	$30,864

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 1 – Nature of Operations

Interpro Management Corp (“the Company”), incorporated in the state of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization’s efficiency through planning and monitoring the daily operations of a business.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

Note 2 – Going Concern

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

The Company’s activities to date have been supported by equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $35,994 as of March 31, 2009.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Note 3 – Significant Accounting Policies

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument

The Company's financial instrument consists of amount due to stockholder.

The amount due to stockholder is non interest-bearing.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Property

The Company does not own any property.  Our office space is leased to us on a month to month basis for approximately $150 per month.

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 3 – Significant Accounting Policies (continued)

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

Advertising

The Company expenses advertising costs as incurred.  The Company has had no advertising activity since inception.

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

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 4 – Due to Stockholder

The amount owing to stockholder is unsecured,  non-interest bearing and has no specific terms of repayment.

Note 5 – Capital stock

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares – Issued and Outstanding

During the period ended March 31, 2008, the company issued 1,600,000 common shares for total proceeds of $20,000.

During the year ended March 31, 2009, the company issued 680,000 common shares for total proceeds of $34,000.

As at March 31, 2009, the Company had 2,280,000 common shares issued and outstanding.

As at March 31, 2009, the Company has no warrants or options outstanding.

Note 6 – Income Taxes

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $7,919, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $35,994.

The company has non-capital losses of $35,994.

Note 7 – Related Party Transactions

As at March 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $3,838.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 8 - Concentrations of Risks

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Note 9 – Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 9 – Recent Accounting Pronouncements (continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 9 – Recent Accounting Pronouncements (continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Interpro Management Corp
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

Note 9 – Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of March 31, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Officers and Directors and their ages and positions are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position

Mohanad Shurrab	33	President, Secretary, Treasurer, and Director

Mr. Mohanad Shurrab has been our President, Treasurer, Secretary and a Director since May 21, 2007.

In 1997 Mr. Shurrab earned his Masters Degrees with Honors in Engineering, Electronics and Computer Science from Sussex University in the United Kingdom.

Mr. Shurrab has extensive experience in project management, computer programming, internet and networking, web applications and database management.  His work experience stretches from Eastern Canada to the UK and the Middle East.  His career includes work in IT management, and working as a systems analyst, software engineer and software architect for private and public companies and government institutions.

Since 2003, Mr. Shurrab has worked as a project manager managing offshore and local development teams to develop various enterprise applications for clients in the U.S. and Canada. Mr. Shurrab has led multiple development teams to design and implement various small and medium sized applications including enterprise applications, eCommerce, work flow management, content management, issue tracking in .NET, VB, C#, ASP.NET, MSSQL, PHP, and UML. Since 2003, Mr. Shurrab has supervised and participated in drafting various operational manuals and custom built software application manuals, in relation to various clients’ business processes.

From 2001 to 2003 Mr. Shurrab was a software engineer for the Bell Aliant Group. While with the Bell Aliant Group, Mr. Shurrab position was a software engineer for various defense and aerospace projects. Mr. Shurrab also participated in the development of the Aircraft Tactical Mission Trainer Simulator designed to train Canadian army navigators.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2009.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other

Mr. Mohanad Shurrab	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer,	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Mr. Mohanad Shurrab	—	—	—	—	—	—	—	—	—

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of December 29, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner(²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Mohanad Shurrab	1,600,000	70.0%

All Officers as a Group		1,600,000	70.0%

(¹) Based on 2,280,000 shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of March 31, 2009, there is a balance owing to one of our stockholders in the amount of $3,838.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended March 31, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

Review Fees

Moore and Associates, Chartered, billed us $4,500 for reviews of our quarterly financial statements in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Moore and Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2009

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation of Registrant *

3.2	Bylaws of Registrant *

4.1	Specimen Common Stock Certificate. *

5.1	Opinion of SRK Law Offices regarding the legality of the securities being registered. *

23.1	Consent of Moore & Associates, Chartered. *

23.2	Consent of Legal Counsel (incorporated in Exhibit 5.1). *

31.1	Certification of Mohanad Shurrab

32.1	Certification of Mohanad Shurrab

*  Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPRO MANAGEMENT CORP

June 29, 2009	By:/s/ Mohanad Shurrab
Mohanad Shurrab
President, Treasurer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mohanad Shurrab	President, Treasurer, Secretary, and Director	June 29, 2009
Mohanad Shurrab