Form 10-Q
period 2009-06-30
INTERPRO MANAGEMENT CORP.
filed 2009-08-19
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended June 30, 2009

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

                 601 Union Street, Two Union Square, 42nd floor
                            Seattle, Washington 98101
          (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer had 1,600,000 shares of its common stock issued and outstanding as of August 17, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.  Controls and Procedures                                             18

                                    PART II

ITEM 1.  Legal Proceedings                                                   20

ITEM 1A. Risk Factors                                                        20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   20

ITEM 6.  Exhibits

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Interpro," "Company," "we," or "our," unless the context otherwise requires, mean Interpro Management Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Interpro Management Corp.
(A Development Stage Company)
Balance Sheets
June 30, 2009

                                                                   June 30,           March 31,
                                                                     2009               2009
                                                                   --------           --------
Assets
  Cash                                                             $ 12,742           $ 30,864
  Prepaid expenses                                                      626                230
                                                                   --------           --------

Total Current Assets                                                 13,368             31,094
                                                                   --------           --------

Total Assets                                                       $ 13,368           $ 31,094
                                                                   ========           ========

Liabilities
  Accounts payable and accrued liabilities                         $ 11,500           $  9,250
  Due to related party                                                3,938              3,838
                                                                   --------           --------

Total Current Liabilities                                            15,438             13,088
                                                                   --------           --------

Total Liabilities                                                    15,438              9,445
                                                                   --------           --------

Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.0001
  Common shares issued and outstanding -
    2,280,000 common shares                                           2,280              2,280
  Additional paid in capital                                         51,720             51,720
  Deficit accumulated during the development stage                  (56,070)           (35,994)
                                                                   --------           --------

Total Stockholders' Equity (Deficit)                                 (2,070)            (2,233)
                                                                   --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)              $ 13,368           $ 31,094
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Operations

                                                                                           Period from
                                                 Three Months         Three Months          Inception
                                                    Ended                Ended          (May 21, 2007) to
                                                   June 30,             June 30,             June 30,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
Expenses
  Legal and accounting                                17,313               15,500               37,314
  Software and web design                                 --                   --                3,500
  General and administrative                           2,763                2,685               15,256
                                                  ----------           ----------           ----------
Total expenses                                        20,076               19,668               56,070

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net (Loss)                                        $  (20,076)          $  (19,668)          $  (56,070)
                                                  ==========           ==========           ==========

Basic and diluted (loss) per share                $    (0.00)          $    (0.01)
                                                  ==========           ==========

Weighted average number of common shares
outstanding                                        1,600,000            1,600,000
                                                  ==========           ==========


    The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from Inception (July 31, 2007) to June 30, 2009

                                                                                             Accumulated
                                                                                               Deficit
                                                                               Additional      During
                                                       Common Stock             Paid in      Development
                                                     Shares        Amount       Capital         Stage          Total
                                                     ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                 --      $    --      $     --      $      --       $     --

Shares issued to founder on May 21, 2007 @
 $0.0125 per share (par value $0.001 per
 share)                                            1,600,000        1,600        18,400             --         20,000
Net (loss) for the period from inception on
 May 21, 2007 to March 31, 2008                           --           --            --         (9,626)        (9,626)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2008                            1,600,000        1,600        18,400         (9,626)        10,374

Private placement on February 10, 2009 @
 $0.05 pe share (par value $0.001 per share)         680,000          680        33,320             --         34,000
Net (loss) for the year-ended March 31, 2009              --           --            --        (26,368)       (26,368)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2009                            2,280,000        2,280        51,720        (35,994)        18,006

Net (loss) for the period-ended June 30, 2009             --           --            --        (20,076)       (20,076)
                                                   ---------      -------      --------      ---------       --------

Balance, June 30, 2009                             2,280,000      $ 2,280      $ 51,720      $ (56,070)      $ (2,070)
                                                   =========      =======      ========      =========       ========


    The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Cash Flows

                                                                                              Period from
                                                        Three Months       Three Months        Inception
                                                           Ended              Ended        (May 21, 2007) to
                                                          June 30,           June 30,           June 30,
                                                            2009               2008               2009
                                                          --------           --------           --------
Operating Activities:
  Net (Loss)                                              $(20,076)          $ (9,599)          $(56,070)
  (Increase) in prepaid expenses                              (396)                --               (626)
  Increase in accounts payable and accrued liabilities       2,250              8,750             11,500
                                                          --------           --------           --------

Cash from (used in) operating activities                   (18,222)              (849)           (45,196)
                                                          --------           --------           --------
Financing Activities:
  Increase in due to stockholder                               100                849              3,938
  Proceeds from sale of stock                                   --                 --             54,000
                                                          --------           --------           --------

Cash from financing activities                                 100                849             57,938
                                                          --------           --------           --------

Increase (Decrease) in cash                                (18,122)                --             12,742

Cash, opening                                               30,864             20,073                 --
                                                          --------           --------           --------

Cash, closing                                             $ 12,742           $ 20,073           $ 12,742
                                                          ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                $     --           $     --           $     --
  Income taxes                                            $     --           $     --           $     --


    The accompanying notes are an integral part of these financial statements

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Interpro Management Corp ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization's efficiency through planning and monitoring the daily operations of a business.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2  - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $56,070 as of June 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $200 per month.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares - Issued and Outstanding

During the year ended March 31, 2008, the company issued 1,600,000 common shares for total proceeds of $20,000.

During the year ended March 31, 2009, the company issued 680,000 common shares for total proceeds of $34,000.

As at June 30, 2009, the Company had 2,280,000 common shares issued and outstanding.

As at June 30, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,355, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $56,070.

The company has non-capital losses of $56,070.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at June 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $3,938.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Interpro Management Corp.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Interpro Management Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

In our management's opinion, there is a market need for web-based software that is a time and task management tool. We believe that our current funding will allow us to begin our product development, market our website, and remain in business for twelve months. We hope to begin to generate revenues in fiscal year 2010. If we are unable to generate revenues in fiscal year 2010 for any reason, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through June 30, 2009.

EXPENSES

Our expenses for the three months ended June 30, 2009 were $20,076 and since our inception were $56,070. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three months ended June 30, 2009 was $20,076. During the period from May 21, 2007 (date of inception) through June 30, 2009, we incurred a net loss of $56,070. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,600,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2009, reflects assets of $13,368. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended June 30, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on May 28, 2008.

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

                                   INTERPRO MANANGEMENT CORP.


                                   By: /s/ Mohanad Shurrab
                                       -----------------------------------------
                                       Mohanad Shurrab, President, Treasurer
                                       and Director
                                       Principal Executive and Financial Officer
Date: August 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                         Title                        Date
     ----------                         -----                        ----


/s/ Mohanad Shurrab               President, Treasurer          August 17, 2009
------------------------------    and Director
Mohanad Shurrab