Form 10-Q
period 2009-09-30
INTERPRO MANAGEMENT CORP.
filed 2009-11-13
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended September 30, 2009

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

The issuer had 2,280,000 shares of its common stock issued and outstanding as of November 10, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          15

ITEM 4.  Controls and Procedures                                             16

                                    PART II

ITEM 1.  Legal Proceedings                                                   18

ITEM 1A. Risk Factors                                                        18

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          18

ITEM 4.  Submission of Matters to a Vote of Security Holders                 18

ITEM 5.  Other Information                                                   18

ITEM 6.  Exhibits                                                            18

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

     *    dependence on key personnel;
     *    competitive factors;
     *    degree of success of research and development programs;
     *    the operation of our business; and
     * general economic conditions in the United States, the Philippines and other locations in Asia.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            Interpro Management Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            September 30,        March 31,
                                                                                2009               2009
                                                                              --------           --------
                                                                             (Unaudited)
Assets
  Cash                                                                        $  5,509           $ 30,864
  Prepaid expenses                                                               1,140                230
                                                                              --------           --------

Total Current Assets                                                             6,649             31,094
                                                                              --------           --------

Total Assets                                                                  $  6,649           $ 31,094
                                                                              ========           ========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Accounts payable and accrued liabilities                                    $  7,750           $  9,250
  Due to related party                                                           3,938              3,838
                                                                              --------           --------

Total Current Liabilities                                                       11,688             13,088
                                                                              --------           --------

Total Liabilities                                                               11,688             13,088
                                                                              --------           --------
Stockholders' Equity (Deficit)
  Common stock at $0.0001 par value: 100,000,000  shares authorized;
   2,280,000 shares issued and outstanding                                       2,280              2,280
  Additional paid in capital                                                    51,720             51,720
  Deficit accumulated during the development stage                             (59,039)           (35,994)
                                                                              --------           --------

Total Stockholders' Equity (Deficit)                                            (5,039)            18,006
                                                                              --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                         $  6,649           $ 31,094
                                                                              ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                           For the Period
                                                                                                                from
                                         For Three        For Three         For Six          For Six         May 21, 2007
                                        Months Ended     Months Ended     Months Ended     Months Ended     (Inception) to
                                        September 30,    September 30,    September 30,    September 30,     September 30,
                                           2009             2008             2009             2008              2009
                                        -----------      -----------      -----------      -----------       -----------
Revenue                                 $        --      $        --      $        --      $        --       $        --
                                        -----------      -----------      -----------      -----------       -----------
Expenses
  Legal and accounting                          500           11,500           17,813           12,500            37,814
  Software and web design                        --               --               --               --             3,500
  General and administrative                  2,469            1,079            5,232            2,119            17,725
                                        -----------      -----------      -----------      -----------       -----------
Total expenses                                2,969           12,579           23,045           14,619            59,039

Provision for income taxes                       --               --               --               --                --
                                        -----------      -----------      -----------      -----------       -----------

Net loss                                $    (2,969)     $   (12,579)     $   (23,045)     $   (14,619)      $   (59,039)
                                        ===========      ===========      ===========      ===========       ===========
Net loss per common share -
 basic and diluted                      $     (0.00)     $     (0.01)     $     (0.01)     $     (0.01)
                                        ===========      ===========      ===========      ===========

Weighted common shares outstanding -
  basic and diluted                       2,280,000        1,600,000        2,280,000        1,600,000
                                        ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from May 21, 2007 (Inception) through September 30, 2009
                                   (Unaudited)

                                                                                             Accumulated
                                                                                               Deficit
                                                                               Additional      During
                                                       Common Stock             Paid in      Development
                                                     Shares        Amount       Capital         Stage          Total
                                                     ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                 --      $    --      $     --      $      --       $     --

Shares issued to founder on May 21, 2007 @
 $0.0125 per share (par value $0.001 per
 share)                                            1,600,000        1,600        18,400             --         20,000

Net (loss) for the period from inception on
 May 21, 2007 to March 31, 2008                           --           --            --         (9,626)        (9,626)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2008                            1,600,000        1,600        18,400         (9,626)        10,374

Private placement on February 10, 2009 @
 $0.05 pe share (par value $0.001 per share)         680,000          680        33,320             --         34,000

Net loss                                                  --           --            --        (26,368)       (26,368)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2009                            2,280,000        2,280        51,720        (35,994)        18,006

Net loss                                                  --           --            --        (23,045)       (23,045)
                                                   ---------      -------      --------      ---------       --------

Balance, September 30, 2009                        2,280,000      $ 2,280      $ 51,720      $ (59,039)      $ (5,039)
                                                   =========      =======      ========      =========       ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the Period
                                                                                                  from
                                                           For Six            For Six          May 21, 2007
                                                         Months Ended       Months Ended      (Inception) to
                                                         September 30,      September 30,      September 30,
                                                            2009               2008               2009
                                                          --------           --------           --------
Cash Flows from Operating Activities:
  Net loss                                                $(23,045)          $(14,619)          $(59,039)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in operating assets and liabilities
     Increase in prepaid expenses                             (910)              (483)            (1,140)
     Increase (decrease) in accounts payable and
      accrued liabilities                                   (1,500)            (1,000)             7,750
                                                          --------           --------           --------

Net Cash Used in Operating Activities                      (25,455)           (16,102)           (52,429)
                                                          --------           --------           --------
Cash Flows from Financing Activities:
  Increase in due to stockholder                               100                639              3,938
  Proceeds from sale of stock                                   --                 --             54,000
                                                          --------           --------           --------

Net Cash Provided By Financing Activities                      100                639             57,938
                                                          --------           --------           --------
NET CHANGE IN CASH                                         (25,355)           (15,463)             5,509

CASH AT BEGINNING OF PERIOD                                 30,864             20,073                 --
                                                          --------           --------           --------

CASH AT END OF PERIOD                                     $  5,509           $  4,610           $  5,509
                                                          ========           ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                               September 30, 2009
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

Interpro Management Corp ("the Company"), incorporated in the state of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization's efficiency through planning and monitoring the daily operations of a business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six months ended September 30, 2009, the three and nine months ended September 30, 2008, and the period from May 21, 2007 (Inception) through September 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on June 30, 2009.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

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

FISCAL YEAR END

The Company elected March 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

INCOME TAXES

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25").. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the fiscal year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

     * of management's responsibility for establishing and maintaining adequate internal control over its financial reporting;

     * of management's assessment of the effectiveness of its internal control over financial reporting as of year end; and

     * of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting.

Furthermore, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 "ACCOUNTING FOR REDEEMABLE EQUITY INSTRUMENTS - AMENDMENT TO SECTION 480-10-S99" which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE

SECURITIES. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 "FAIR VALUE MEASUREMENT AND DISCLOSURES TOPIC 820 - MEASURING LIABILITIES AT FAIR VALUE", which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 "EARNINGS PER SHARE - AMENDMENTS TO SECTION 260-10-S99",which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, COMPUTATION OF EARNINGS PER SHARE FOR A PERIOD THAT INCLUDES A REDEMPTION OR AN INDUCED CONVERSION OF A PORTION OF A CLASS OF PREFERRED STOCK and EITF Topic D-42, THE EFFECT OF THE CALCULATION OF EARNINGS PER SHARE FOR THE REDEMPTION OR INDUCED CONVERSION OF PREFERRED STOCK. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 "ACCOUNTING FOR INVESTMENTS-EQUITY METHOD AND JOINT VENTURES AND ACCOUNTING FOR EQUITY-BASED PAYMENTS TO NON-EMPLOYEES". This Update represents a correction to Section 323-10-S99-4, ACCOUNTING BY AN INVESTOR FOR STOCK-BASED COMPENSATION GRANTED TO EMPLOYEES OF AN EQUITY METHOD INVESTEE. Additionally, it adds observer comment ACCOUNTING RECOGNITION FOR CERTAIN TRANSACTIONS INVOLVING EQUITY INSTRUMENTS GRANTED TO OTHER THAN EMPLOYEES to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 "FAIR VALUE MEASUREMENTS AND DISCLOSURES TOPIC 820 - INVESTMENT IN CERTAIN ENTITIES THAT CALCULATE NET ASSETS VALUE PER SHARE (OR ITS EQUIVALENT)", which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $59,039 at September 30, 2009, a net loss from operations of $23,045 and net cash used in operations of $25,455 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DUE TO RELATED PARTY

The amount owing to the related party, stockholder, is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through November 12, 2009, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through September 30, 2009.

EXPENSES

Our expenses for the three and six months ended September 30, 2009 were $23,045 and $2,969 and since our inception were $59,039. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET LOSS

Our net loss for the three and six months ended September 30, 2009 was $2,969 and $23,045. During the period from May 21, 2007 (date of inception) through September 30, 2009, we incurred a net loss of $59,039. This loss consisted primarily of administrative expenses. Since inception, we have sold 2,280,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009, reflects assets of $6,649. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended September 30, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

                                   INTERPRO MANANGEMENT CORP.


                                   By: /s/ Mohanad Shurrab
                                       -----------------------------------------
                                       Mohanad Shurrab, President, Treasurer
                                       and Director
                                       Principal Executive and Financial Officer
Date: November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                         Title                        Date
     ----------                         -----                        ----


/s/ Mohanad Shurrab               President, Treasurer         November 12, 2009
------------------------------    and Director
Mohanad Shurrab