Form 10-Q
period 2009-12-31
INTERPRO MANAGEMENT CORP.
filed 2010-02-12
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended December 31, 2009

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

The issuer had 1,600,000 shares of its common stock issued and outstanding as of February 12, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          16

ITEM 4.  Controls and Procedures                                             17

                                    PART II

ITEM 1.  Legal Proceedings                                                   18

ITEM 1A. Risk Factors                                                        18

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          19

ITEM 4.  Submission of Matters to a Vote of Security Holders                 19

ITEM 5.  Other Information                                                   19

ITEM 6.  Exhibits                                                            19

                        CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Interpro," "Company," "we," or "our," unless the context otherwise requires, mean Interpro Management Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            Interpro Management Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       December 31,        March 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (Unaudited)
Assets
  Cash                                                                  $  4,689           $ 30,864
  Prepaid expenses                                                           256                230
                                                                        --------           --------
Total Current Assets                                                       4,945             31,094
                                                                        --------           --------

Total Assets                                                            $  4,945           $ 31,094
                                                                        ========           ========

Liabilities
  Accounts payable and accrued liabilities                              $  9,500           $  9,250
  Due to related party                                                     3,938              3,838
                                                                        --------           --------

Total Current Liabilities                                                 13,438             13,088
                                                                        --------           --------

Total Liabilities                                                         13,438              9,445
                                                                        --------           --------
Stockholders' Equity (Deficit)
  Common stock at $0.0001 par value: 100,000,000 shares authorized;
   2,280,000 common shares issued and outstanding                          2,280              2,280
  Additional paid in capital                                              51,720             51,720
  Deficit accumulated during the development stage                       (62,493)           (35,994)
                                                                        --------           --------
Total Stockholders' Equity (Deficit)                                      (8,493)            (2,233)
                                                                        --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                   $  4,945           $ 31,094
                                                                        ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        Period from
                                       Three Months    Three Months     Nine Months     Nine Months      Inception
                                          Ended           Ended           Ended           Ended       (May 21, 2007) to
                                        December 31,    December 31,    December 31,    December 31,     December 31,
                                           2009            2008            2009            2008             2009
                                        ----------      ----------      ----------      ----------       ----------
Revenue                                 $       --      $       --      $       --      $       --       $       --
                                        ----------      ----------      ----------      ----------       ----------
Expenses
  Legal and accounting                       1,000           1,500          18,813          14,000           38,814
  Software and web design                       --              --              --              --            3,500
  General and administrative                 2,454           2,699           7,686           4,817           20,179
                                        ----------      ----------      ----------      ----------       ----------
Total expenses                               3,454           4,199          26,499          18,817           62,493

Provision for income taxes                      --              --              --              --               --
                                        ----------      ----------      ----------      ----------       ----------

Net loss                                $   (3,454)     $   (4,199)     $  (26,499)     $  (18,817)      $  (62,493)
                                        ==========      ==========      ==========      ==========       ==========

Net loss per common share -
 basic and diluted                      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                        ==========      ==========      ==========      ==========

Weighted common shares outstanding -
 basic and diluted                       2,280,000       1,600,000       2,280,000       1,600,000
                                        ==========      ==========      ==========      ==========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from Inception (July 31, 2007) to December 31, 2009
                                   (Unaudited)

                                                                                             Accumulated
                                                                                               Deficit
                                                                               Additional      During
                                                       Common Stock             Paid in      Development
                                                     Shares        Amount       Capital         Stage          Total
                                                     ------        ------       -------         -----          -----
Balance, May 21, 2007 (date of inception)                 --      $    --      $     --      $      --       $     --

Shares issued to founder on May 21, 2007 @
 $0.0125 per share (par value $0.001 per
 share)                                            1,600,000        1,600        18,400                        20,000

Net (loss) for the period from inception on
 May 21, 2007 to March 31, 2008                                                                 (9,626)        (9,626)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2008                            1,600,000        1,600        18,400         (9,626)        10,374

Private placement on February 10, 2009 @
 $0.05 pe share (par value $0.001 per share)         680,000          680        33,320                        34,000

Net loss                                                                                       (26,368)       (26,368)
                                                   ---------      -------      --------      ---------       --------
Balance, March 31, 2009                            2,280,000        2,280        51,720        (35,994)        18,006

Net loss                                                                                       (26,499)       (26,499)
                                                   ---------      -------      --------      ---------       --------

Balance, December 31, 2009                         2,280,000      $ 2,280      $ 51,720      $ (62,493)      $ (8,493)
                                                   =========      =======      ========      =========       ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Period from
                                                            Nine Months        Nine Months        Inception
                                                              Ended              Ended         (May 21, 2007) to
                                                            December 31,       December 31,       December 31,
                                                               2009               2008               2009
                                                             --------           --------           --------
Cash Flows from Operating Activities:
  Net loss                                                   $(26,499)          $(18,817)          $(62,493)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities
    Increase in prepaid expenses                                  (26)                --               (256)
    Increase in accounts payable and accrued liabilities          250              1,911              9,500
                                                             --------           --------           --------

Net Cash Used in Operating Activities                         (26,275)           (16,906)           (53,249)
                                                             --------           --------           --------
Cash Flows from Financing Activities:
  Increase in due to stockholder                                  100                639              3,938
  Proceeds from sale of stock                                      --                 --             54,000
                                                             --------           --------           --------

Net Cash Provided By Financing Activities                         100                639             57,938
                                                             --------           --------           --------

NET CHANGE IN CASH                                            (26,175)           (16,267)             4,689

CASH AT BEGINNING OF PERIOD                                    30,864             20,073                 --
                                                             --------           --------           --------

CASH AT END OF PERIOD                                        $  4,689           $  3,806           $  4,689
                                                             ========           ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp.
                          (A Development Stage Company)
                           December 31, 2009 and 2008
                          Notes to Financial Statements
                                   (Unaudited)


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine months ended December 31, 2009 and 2008, and the period from May 21, 2007 (Inception) through December 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2009 and notes thereto contained in the information filed on Form 10-K which was filed with the SEC on June 30, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "CONSOLIDATION TOPIC 810 - ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY - A SCOPE CLARIFICATION", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

     1.   A  subsidiary  or group of  assets  that is a  business  or  nonprofit activity
     2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
     3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

     1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

     2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $62,493 at December 31, 2009, a net loss from operations of $26,499 and net cash used in operations of $26,275 for the interim period ended December 31, 2009, respectively.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through January 26, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through December 31, 2009.

EXPENSES

Our expenses for the three and nine months ended December 31, 2009 were $26,499 and $3,454 and since our inception were $62,493. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three and nine months ended December 31, 2009 was $3,454 and $26,499. During the period from May 21, 2007 (date of inception) through December 31, 2009, we incurred a net loss of $62,493. This loss consisted primarily of administrative expenses. Since inception, we have sold 2,280,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2009, reflects assets of $4,945. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended December 31, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2010.

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

                                   INTERPRO MANANGEMENT CORP.


                                   By: /s/ Mohanad Shurrab
                                       -----------------------------------------
                                       Mohanad Shurrab, President, Treasurer
                                       and Director
                                       Principal Executive and Financial Officer
Date: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                         Title                        Date
     ----------                         -----                        ----


/s/ Mohanad Shurrab               President, Treasurer         February 12, 2010
------------------------------    and Director
Mohanad Shurrab