Form 10-K
period 2010-03-31
INTERPRO MANAGEMENT CORP.
filed 2010-07-14
CIK 1439813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Common Stock, $0.001 par value
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $34,000 based on a price of $0.05 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,280,000 shares of common stock as of July 13, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

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

As used in this annual report, the terms "we", "us", "our" and "Interpro" mean Interpro Management Corp, unless otherwise indicated.

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

We believe that our current funding will allow us to begin our product development, market our website, and remain in business for twelve months. We hope to begin to generate revenues in fiscal year 2010. If we are unable to generate revenues within twelve months of our most recently completed fiscal year-end we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than what has previously been raised. Other than as described in this paragraph, we have no other financing plans at this time.

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

Potential Market Size

According to the US Department of Labor, Bureau of Statistics, in the United States there are 100,000 engineering firms, 120,000 accounting firms, 100,000 software and IT development firms, and 70,000 law firms.  A one percent market share of these target groups would represent 1,000 engineering firms, 1,200 accounting firms, 1,000 software and IT development firms, and 700 law firms. See http://www.bls.gov/

The following chart offers a graphic illustration of these four main target groups:

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

Employees

We have commenced only limited operations; therefore, we have no employees. Our sole officer and Director provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

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

The Company has incurred net losses of $65,580 for the period from May 21, 2007 (date of inception) through March 31, 2010. We anticipate generating losses for the next 12 months. We do not anticipate generating revenues prior to the end of fiscal year 2011.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

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

We were incorporated on May 21, 2007 in the state of Nevada.  We currently have no products, sales, customers, or revenues. Although we have begun initial planning for the development of our management tool, we may not be able to execute our business plan unless and until we are successful in raising funds in this offering.  We anticipate that we will require an additional $50,000 to commence actual development, and to remain operational during the next twelve months.  Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

Our sole officer and Director hold hold 57.14% of the outstanding shares of our common stock.

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

We may experience substantial cost overruns in developing and marketing our software product, and may not have sufficient capital to successfully complete our project. We may not be able to develop or market our software product because of industry conditions, general economic conditions, and/or competition from other potential management tool developers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not third parties promote the product through prominent marketing channels and/or other methods of promotion

Risks Relating to Our Strategy and Industry

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

13.  Our success depends on independent contractors to develop our product.

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

Risks Relating to our becoming a Public Reporting Company

25.  Our costs will increase significantly as a result of operating as a public reporting companyand our management will be required to devote substantial time to complying with public  company rules and regulations.

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

26. Because we plan to outsource a significant portion of our software development to India and the Middle East, we may be subject to political instability that could harm our business.

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

ITEM 2. PROPERTIES.

Executive Offices

We do not own any real property. We currently maintain our corporate office at 601 Union Street, Two Union Square, 42nd Floor, Seattle, Washington  98101. We pay monthly rent of approximately $225 for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol “IPRO” On March 31, 2010, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended March 31, 2010 (no quotes are available for the previous fiscal year as our stock has not traded ):

For the Fiscal Year Ended March 31, 2010

For the Quarter ended	High	Low

June 30	N/A	N/A
September 30	N/A	N/A
December 31	N/A	N/A
March 31	N/A	N/A

Holders of our Common Stock

On July 13, 2010 the shareholders’ list of our common stock showed 36 registered shareholders and 2,280,000 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock.  Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA.

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

Plan of Operation

Our plan of operation for the twelve months ended March 31, 2011 is as follows:

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

Results of Operations

Revenues

We had no revenues for the period from May 21, 2007 (date of inception), through March 31, 2010.

Expenses

Our expenses for the twelve month period ended March 31, 2010 and 2009 were $29,586 and $26,368.  During the period from May 21, 2007 (date of inception), through March 31, 2010, we incurred expenses of $65,580.    These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the twelve-month period ended March 31, 2010 and 2009 was $29,586 and $26,368.  During the period from May 21, 2007 (date of inception), through March 31, 2010, we incurred a net loss of $65,680.  This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses.  Since inception, we have sold 2,280,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects assets of $4,111 in the form of cash.  Since inception, we have sold 2,280,000 shares of common stock with gross proceeds of $54,000.  However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Interpro Management Corp.  Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.  Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Interpro Management Corp.
March 31, 2010 and 2009
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Interpro Management Corp.
(A Development Stage Company)
Seattle, Washington

We have audited the accompanying balance sheets of Interpro Management Corp., a development stage company, (the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended and for the period from May 21, 2007 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interpro Management Corp. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 21, 2007 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a deficit accumulated during the development stage at March 31, 2010 and has incurred losses since inception with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
July 14, 2010

Interpro Management Corp.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	March 31, 2009
Assets
Cash	$4,111	$30,864
Prepaid expenses	—	230

Total Current Assets	4,111	31,094

Total Assets	$4,111	$31,094

Liabilities
Accounts payable and accrued liabilities	$11,753	$9,250
Due to related party	3,938	3,838

Total Current Liabilities	15,691	13,088

Total Liabilities	15,691	9,445

Stockholders’ Deficit
Common stock at $0.001 par value: 100,000,000 shares authorized;
2,280,000 common shares issued and outstanding	2,280	2,280
Additional paid in capital	51,720	51,720
Deficit accumulated during the development stage	(65,580)	(35,994)

Total Stockholders’ Deficit	(11,580)	(2,233)

Total Liabilities and Stockholders’ Deficit	$4,111	$31,094

See accompanying notes to financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Operations

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009	Period from May 21, 2007 (Inception) through March 31, 2010

Revenue	$—	$—	$—

Operating expenses
Legal and accounting	19,813	17,000	39,814
Software and web design	—	—	3,500
General and administrative	9,773	9,368	22,266

Total operating expenses	29,586	26,368	65,580

Provision for income taxes	—	—	—

Net loss	$(29,586)	$(26,368)	$(65,580)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted common shares outstanding – basic and diluted	2,280,000	1,696,877

See accompanying notes to financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from May 21, 2007 (Inception) through March 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance, May 21, 2007 (date of inception)	—	$—	$—	$—	$—

Shares issued to founder on May 21, 2007 @ $0.0125 per share (par value $0.001 per share)	1,600,000	1,600	18,400		20,000
Net loss				(9,626)	(9,626)

Balance, March 31, 2008	1,600,000	1,600	18,400	(9,626)	10,374

Private placement on February 10, 2009 at $0.05 per share	680,000	680	33,320		34,000
Net loss				(26,368)	(26,368)

Balance, March 31, 2009	2,280,000	2,280	51,720	(35,994)	18,006

Net loss				(29,586)	(29,586)

Balance, March 31, 2010	2,280,000	$2,280	$51,720	$(65,580)	$(11,580)

See accompanying notes to financial statements

Interpro Management Corp.
(A Development Stage Company)
Statements of Cash Flows

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009	Period from May 21, 2007 (Inception) through March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(29,586)	$(26,368)	$(65,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	230	(230)	—
Increase in accounts payable and accrued liabilities	2,503	2,750	11,753

Net Cash Used in Operating Activities	(26,853)	(23,848)	(53,827)

Cash Flows from Financing Activities:
Increase in due to stockholder	100	639	3,938
Proceeds from sale of stock	—	34,000	54,000

Net Cash Provided By Financing Activities	100	34,639	57,938

NET CHANGE IN CASH	(26,753)	(10,791)	4,111

CASH AT BEGINNING OF PERIOD	30,864	20,073	—

CASH AT END OF PERIOD	$4,111	$3,806	$4,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

See accompanying notes to financial statements

Interpro Management Corp.
(A Development Stage Company)
March 31, 2010 and 2009
Notes to Financial Statements

Note 1 – Organization and Operations

Interpro Management Corp (“the Company”), incorporated in the State of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization’s efficiency through planning and monitoring the daily operations of a business.

Note 2 – Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended March 31, 2010 or 2009 or for the period from May 21, 2007 (inception) through March 31, 2010.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 or 2009.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending May 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $65,580 at March 31, 2010, a net loss from operations of $29,586 and net cash used in operations of $26,853 for the fiscal year ended March 31, 2010, respectively, with no revenues earned since inception.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Due to Related Party

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5 – Income Taxes

Deferred tax assets

At March 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $65,580 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $22,297 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance of $22,297.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $10,059 and $8,965 for the fiscal years ended March 31, 2010 and 2009.

Components of deferred tax assets as of March 31, 2010 and 2009 are as follows:

	March 31,	March 31,
	2010	2009
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$22,297	$12,238
Less valuation allowance	(22,297)	(12,238)

Deferred tax assets, net of valuation allowance	$—	$—

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through July 14, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and their ages and positions are as follows:

Name	Age	Position

Mohanad Shurrab	34	President, Secretary, Treasurer, and Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2010.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other

Mr. Mohanad Shurrab	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Treasurer, Secretary and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Mr. Mohanad Shurrab	—	—	—	—	—	—	—	—	—

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Mohanad Shurrab	1,600,000	70.0%

All Officers as a Group		1,600,000	70.0%

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

As of March 31, 2010, there is a balance owing to one of our stockholders in the amount of $3,938.  This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the year ended March 31, 2010, Li & Company billed us for $0 in audit fees. For the year ended March 31, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

Review Fees

Li & Company, billed us $1,500 for reviews of our quarterly financial statements in 2010 and are not reported under Audit Fees above. Moore and Associates, Chartered billed us $1,500 for reviews of our quarterly financial statements in 2010 and are not reported under Audit Fees above. Moore and Associates, Chartered billed us $4,500 for reviews of our quarterly financial statements in 2009 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Li & Company for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2010. We did not pay any fees to Moore and Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2009.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

INTERPRO MANAGEMENT CORP

July 13, 2009	By:/s/ Mohanad Shurrab
Mohanad Shurrab
President, Treasurer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mohanad Shurrab	President, Treasurer, Secretary, and Director	July 13, 2009
Mohanad Shurrab