Form 10-Q
period 2010-06-30
INTERPRO MANAGEMENT CORP.
filed 2010-08-23
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended June 30, 2010

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

The issuer had 2,280,000 shares of its common stock issued and outstanding as of August 23, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.  Controls and Procedures                                             18

                                    PART II

ITEM 1.  Legal Proceedings                                                   20

ITEM 1A. Risk Factors                                                        20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   20

ITEM 6.  Exhibits                                                            20

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            Interpro Management Corp
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       June 30,           March 31,
                                                                         2010               2010
                                                                       --------           --------
                                                                      (Unaudited)
Assets
  Cash                                                                 $    209           $  4,111
  Prepaid expenses                                                          132                 --
                                                                       --------           --------

Total Current Assets                                                        341              4,111
                                                                       --------           --------

Total Assets                                                           $    341           $  4,111
                                                                       ========           ========

Liabilities
  Accounts payable and accrued liabilities                             $  9,850           $ 11,753
  Due to related party                                                    3,938              3,938
                                                                       --------           --------

Total Current Liabilities                                                13,788             15,691
                                                                       --------           --------

Total Liabilities                                                        13,788             15,691
                                                                       --------           --------

Stockholders' Deficit
  Common stock at $0.001 par value: 100,000,000 shares authorized;
   2,280,000 common shares issued and outstanding                         2,280              2,280
  Additional paid in capital                                             51,720             51,720
  Deficit accumulated during the development stage                      (67,447)           (65,580)
                                                                       --------           --------

Total Stockholders' Deficit                                             (13,447)           (11,580)
                                                                       --------           --------

Total Liabilities and  Stockholders' Deficit                           $    341           $  4,111
                                                                       ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                       Period from
                                                For the              For the           May 21, 2007
                                             Three Months         Three Months         (Inception)
                                                Ended                Ended               through
                                               June 30,             June 30,             June 30,
                                                 2010                 2009                 2010
                                              ----------           ----------           ----------
Revenue                                       $       --           $       --           $       --
                                              ----------           ----------           ----------
Operating expenses
  Legal and accounting                               250               17,313               40,064
  Software and web design                             --                   --                3,500
  General and administrative                       1,617                2,763               23,883
                                              ----------           ----------           ----------

Total operating expenses                           1,867               20,076               67,447

Provision for income taxes                            --                   --                   --
                                              ----------           ----------           ----------

Net loss                                      $   (1,867)          $  (20,076)          $  (67,447)
                                              ==========           ==========           ==========
Net loss per common share -
 basic and diluted                            $    (0.00)          $    (0.01)
                                              ==========           ==========

Weighted common shares outstanding -
 basic and diluted                             2,280,000            2,280,000
                                              ==========           ==========


                 See accompanying notes to financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
       For the period from May 21, 2007 (Inception) through June 30, 2010
                                   (Unaudited)

                                                                                             Accumulated
                                                                                               Deficit         Total
                                                                               Additional      During       Stockholders'
                                                         Common Stock           Paid in      Development      Equity
                                                     Shares        Amount       Capital         Stage        (Deficit)
                                                     ------        ------       -------         -----        ---------
Balance, May 21, 2007 (date of inception)                 --      $    --      $     --      $      --        $     --

Shares issued to founder on May 21, 2007 @
 $0.0125 per share (par value $0.001 per
 share)                                            1,600,000        1,600        18,400                         20,000

Net (loss) for the period from inception on
 May 21, 2007 to March 31, 2008                                                                 (9,626)         (9,626)
                                                   ---------      -------      --------      ---------        --------
Balance, March 31, 2008                            1,600,000        1,600        18,400         (9,626)         10,374

Private placement on February 10, 2009 @
 $0.05 pe share (par value $0.001 per share)         680,000          680        33,320                         34,000

Net loss                                                                                       (26,368)        (26,368)
                                                   ---------      -------      --------      ---------        --------
Balance, March 31, 2009                            2,280,000        2,280        51,720        (35,994)         18,006

Net loss                                                                                       (29,586)        (29,586)
                                                   ---------      -------      --------      ---------        --------
Balance, March 31, 2010                            2,280,000        2,280        51,720        (65,580)        (11,580)

Net loss                                                                                        (1,867)         (1,867)
                                                   ---------      -------      --------      ---------        --------

Balance, June 30, 2010                             2,280,000      $ 2,280      $ 51,720      $ (67,447)       $(13,447)
                                                   =========      =======      ========      =========        ========


                 See accompanying notes to financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Period from
                                                        For the            For the         May 21, 2007
                                                     Three Months       Three Months       (Inception)
                                                        Ended              Ended             through
                                                       June 30,           June 30,           June 30,
                                                         2010               2009               2010
                                                       --------           --------           --------
Cash Flows from Operating Activities:
  Net loss                                             $ (1,867)          $(20,076)          $(67,447)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities
    Increase in prepaid expenses                           (132)              (396)              (132)
    Increase  (decrease) in accounts payable and
     accrued liabilities                                 (1,903)             2,250              9,850
                                                       --------           --------           --------

Net Cash Used in Operating Activities                    (3,902)           (18,222)           (57,729)
                                                       --------           --------           --------
Cash Flows from Financing Activities:
  Increase in due to stockholder                             --                100              3,938
  Proceeds from sale of stock                                --                 --             54,000
                                                       --------           --------           --------

Net Cash Provided By Financing Activities                    --                100             57,938
                                                       --------           --------           --------

NET CHANGE IN CASH                                       (3,902)           (18,122)               209

CASH AT BEGINNING OF PERIOD                               4,111             30,864                 --
                                                       --------           --------           --------

CASH AT END OF PERIOD                                  $    209           $ 12,742           $    209
                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     --           $     --           $     --
                                                       ========           ========           ========

  Taxes paid                                           $     --           $     --           $     --
                                                       ========           ========           ========


                 See accompanying notes to financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                             June 30, 2010 and 2009
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements for the three months ended June 30, 2010 and 2009, and the period from May 21, 2007 (Inception) through June 30, 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information filed on Form 10-K which was filed with the SEC on July 14, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended June 30, 2010 or 2009 or for the period from May 21, 2007 (inception) through June 30, 2010.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

COMMITMENTS AND CONTINGENCIES

The  Company  follows   subtopic   450-20  of  the  FASB  Accounting   Standards
Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that require new disclosures as follows:

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

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 "SUBSEQUENT EVENTS (TOPIC 855) AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS", which provides amendments to Subtopic 855-10 as follows:

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

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 "REVENUE RECOGNITION -- MILESTONE METHOD (TOPIC 605) MILESTONE METHOD OF REVENUE RECOGNITION", which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $67,447 at June 30, 2010, a net loss from operations of $1,867 and net cash used in operations of $3,902 for the interim period ended June 30, 2010, respectively, with no revenues earned since inception.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

In our management's opinion, there is a market need for web-based software that is a time and task management tool. We believe that our current funding will allow us to begin our product development, market our website, and remain in business for twelve months. We hope to begin to generate revenues in fiscal year 2011. If we are unable to generate revenues in fiscal year 2011 for any reason, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through June 30, 2010.

EXPENSES

Our expenses for the three months ended June 30, 2010 and 2009 were $1,867 and $20,076 and since our inception were $67,447. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three months ended June 30, 2010 and 2009 was $1,867 and $20,076. During the period from May 21, 2007 (date of inception) through June 30, 2010, we incurred a net loss of $67,447. This loss consisted primarily of administrative expenses. Since inception, we have sold 2,280,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2010, reflects assets of $341. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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

                                   INTERPRO MANANGEMENT CORP.


                                   By: /s/ Mohanad Shurrab
                                       -----------------------------------------
                                       Mohanad Shurrab, President, Treasurer
                                       and Director
                                       Principal Executive and Financial Officer
Date: August 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                         Title                        Date
     ----------                         -----                        ----


/s/ Mohanad Shurrab               President, Treasurer         August 23, 2010
------------------------------    and Director
Mohanad Shurrab