Form 10-Q
period 2010-09-30
INTERPRO MANAGEMENT CORP.
filed 2010-11-22
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended September 30, 2010

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

The issuer had 2,280,000 shares of its common stock issued and outstanding as of November 22, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
         PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.  Controls and Procedures                                             18

         PART II

ITEM 1.  Legal Proceedings                                                   19

ITEM 1A. Risk Factors                                                        19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   20

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                            Interpro Management Corp
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          September 30,        March 31,
                                                                              2010               2010
                                                                            --------           --------
                                                                           (Unaudited)
Assets
  Cash                                                                      $    209           $  4,111
                                                                            --------           --------

Total Current Assets                                                             209              4,111
                                                                            --------           --------

Total Assets                                                                $    209           $  4,111
                                                                            ========           ========

Liabilities
  Accounts payable and accrued liabilities                                  $ 15,265           $ 11,753
  Due to a stockholder                                                         3,938              3,938
                                                                            --------           --------

Total Current Liabilities                                                     19,203             15,691
                                                                            --------           --------

Total Liabilities                                                             19,203             15,691
                                                                            --------           --------

Stockholders' Deficit
  Common stock at $0.001 par value: 100,000,000 shares authorized;
   2,280,000 common shares issued and outstanding                              2,280              2,280
  Additional paid in capital                                                  51,720             51,720
  Deficit accumulated during the development stage                           (72,994)           (65,580)
                                                                            --------           --------

Total Stockholders' Deficit                                                  (18,994)           (11,580)
                                                                            --------           --------

Total Liabilities and  Stockholders' Deficit                                $    209           $  4,111
                                                                            ========           ========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                      Period from
                                        For the         For the         For the         For the       May 21, 2007
                                      Three Months    Three Months     Six Months      Six Months     (Inception)
                                         Ended           Ended           Ended           Ended          through
                                      September 30,   September 30,   September 30,   September 30,   September 30,
                                          2010            2009            2010            2009            2010
                                       ----------      ----------      ----------      ----------      ----------
Revenue                                $       --      $       --      $       --      $       --      $       --
                                       ----------      ----------      ----------      ----------      ----------
Operating expenses
  Legal and accounting                      3,750             500           4,000          17,813          43,813
  Software and web design                      --              --              --              --           3,500
  General and administrative                1,797           2,469           3,414           5,232          25,681
                                       ----------      ----------      ----------      ----------      ----------

Total operating expenses                    5,547           2,969           7,414          23,045          72,994
                                       ----------      ----------      ----------      ----------      ----------

Loss before income tax provision           (5,547)         (2,969)         (7,414)        (23,045)        (72,994)

Income tax provision                           --              --              --              --              --
                                       ----------      ----------      ----------      ----------      ----------

Net loss                               $   (5,547)     $   (2,969)     $   (7,414)     $  (23,045)     $  (72,994)
                                       ==========      ==========      ==========      ==========      ==========

Net loss per common share -
 basic and diluted                     $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                       ==========      ==========      ==========      ==========

Weighted common shares outstanding-
 basic and diluted                      2,280,000       2,280,000       2,280,000       2,280,000
                                       ==========      ==========      ==========      ==========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from May 21, 2007(Inception) through September 30, 2010
                                   (Unaudited)

                                                                                             Accumulated
                                                                                               Deficit         Total
                                                                               Additional      During       Stockholders'
                                                         Common Stock           Paid in      Development      Equity
                                                     Shares        Amount       Capital         Stage        (Deficit)
                                                     ------        ------       -------         -----        ---------
Balance, May 21, 2007 (date of inception)                 --      $    --      $     --      $      --        $     --

Shares issued to founder on May 21, 2007 @
 $0.0125 per share (par value $0.001 per
 share)                                            1,600,000        1,600        18,400                         20,000

Net loss                                                                                        (9,626)         (9,626)
                                                   ---------      -------      --------      ---------        --------

Balance, March 31, 2008                            1,600,000        1,600        18,400         (9,626)         10,374

Private placement on February 10, 2009 @
 $0.05 pe share                                      680,000          680        33,320                         34,000

Net loss                                                                                       (26,368)        (26,368)
                                                   ---------      -------      --------      ---------        --------
Balance, March 31, 2009                            2,280,000        2,280        51,720        (35,994)         18,006

Net loss                                                                                       (29,586)        (29,586)
                                                   ---------      -------      --------      ---------        --------
Balance, March 31, 2010                            2,280,000        2,280        51,720        (65,580)        (11,580)

Net loss                                                                                        (7,414)         (7,414)
                                                   ---------      -------      --------      ---------        --------

Balance, September 30, 2010                        2,280,000      $ 2,280      $ 51,720      $ (72,994)       $(18,994)
                                                   =========      =======      ========      =========        ========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Period from
                                                      For the            For the          May 21, 2007
                                                     Six Months        Three Months       (Inception)
                                                       Ended              Ended             through
                                                    September 30,      September 30,      September 30,
                                                        2010               2009               2010
                                                      --------           --------           --------
Cash Flows from Operating Activities:
  Net loss                                            $ (7,414)          $(23,045)          $(72,994)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

  Changes in operating assets and liabilities
    Increase in prepaid expenses                            --               (910)                --
    Increase  (decrease) in accounts payable and
    Accounts payable and accrued liabilities             3,512             (1,500)            15,265
                                                      --------           --------           --------

Net Cash Used in Operating Activities                   (3,902)           (25,455)           (57,729)
                                                      --------           --------           --------
Cash Flows from Financing Activities:
  Advances from a stockholder                               --                100              3,938
  Proceeds from sale of stock                               --                 --             54,000
                                                      --------           --------           --------

Net Cash Provided by Financing Activities                   --                100             57,938
                                                      --------           --------           --------

NET CHANGE IN CASH                                      (3,902)           (25,355)               209

CASH AT BEGINNING OF PERIOD                              4,111             30,864                 --
                                                      --------           --------           --------

CASH AT END OF PERIOD                                 $    209           $  5,509           $    209
                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                       $     --           $     --           $     --
                                                      ========           ========           ========
  Income axes paid                                    $     --           $     --           $     --
                                                      ========           ========           ========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                           September 30, 2010 and 2009
                        Notes to the Financial Statements
                                   (Unaudited)


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements for the interim period ended September 30, 2010 and 2009, and the period from May 21, 2007 (Inception) through September 30, 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information filed on Form 10-K which was filed with the SEC on July 14, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2010 or 2009 or for the period from May 21, 2007 (inception) through September 30, 2010.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $72,994 at September 30, 2010, a net loss from operations of $5,547 and net cash used in operations of $3,902 for the interim period then ended, respectively, with no revenues earned since inception.

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

NOTE 4 - DUE TO A STOCKHOLDER

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through September 30, 2010.

EXPENSES

Our expenses for the three months ended September 30, 2010 and 2009 were $5,547 and $2,969, for the six months ended September 30, 2010 were $7,414 and $23,045 and since our inception were $72,994. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three months ended September 30, 2010 and 2009 were $5,547 and $2,969, for the six months ended September 30, 2010 were $7,414 and $23,045 and since our inception were $72,994. These losses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees. Since inception, we have sold 2,280,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2010, reflects assets of $209. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended September 30, 2010, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2011.

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

                                   INTERPRO MANANGEMENT CORP.


                                   By: /s/ Mohanad Shurrab
                                       -----------------------------------------
                                       Mohanad Shurrab, President, Treasurer
                                       and Director
                                       Principal Executive and Financial Officer
Date: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signatures                         Title                        Date
     ----------                         -----                        ----


/s/ Mohanad Shurrab               President, Treasurer         November 22, 2010
------------------------------    and Director
Mohanad Shurrab