Form 10-Q
period 2010-12-31
INTERPRO MANAGEMENT CORP.
filed 2011-02-11
CIK 1439813

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _____________

                       Commission File Number: 333-152365


                            INTERPRO MANAGEMENT CORP.
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

                                 (206) 652-3770
              (Registrant's telephone number, including area code)

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

The issuer had 2,280,000 shares of its common stock issued and outstanding as of February 11, 2011.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
          PART I
ITEM 1.   Financial Statements                                                5
ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              15
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk         16
ITEM 4.   Controls and Procedures                                            16

          PART II
ITEM 1.   Legal Proceedings                                                  17
ITEM 1A.  Risk Factors                                                       17
ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds        17
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk         17
ITEM 4.   Submission of Matters to a Vote of Security Holders                17
ITEM 5.   Other Information                                                  18
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

PART I ITEM 1. FINANCIAL STATEMENTS.

                            Interpro Management Corp
                          (A Development Stage Company)
                                 Balance Sheets

                                                                           December 31,        March 31,
                                                                              2010               2010
                                                                            --------           --------
                                                                           (Unaudited)
Assets
  Cash                                                                      $      9           $  4,111
                                                                            --------           --------
      Total Current Assets                                                         9              4,111
                                                                            --------           --------

      Total Assets                                                          $      9           $  4,111
                                                                            ========           ========

Liabilities
  Accounts payable and accrued liabilities                                  $ 16,873           $ 11,753
  Due to stockholder                                                           3,938              3,938
                                                                            --------           --------
      Total Current Liabilities                                               20,811             15,691
                                                                            --------           --------
      Total Liabilities                                                       20,811             15,691
                                                                            --------           --------
Stockholders' Deficit
  Common stock at $0.001 par value: 100,000,000 shares authorized;
   2,280,000 shares issued and outstanding                                     2,280              2,280
  Additional paid in capital                                                  51,720             51,720
  Deficit accumulated during the development stage                           (74,802)           (65,580)
                                                                            --------           --------
      Total Stockholders' Deficit                                            (20,802)           (11,580)
                                                                            --------           --------

      Total Liabilities and  Stockholders' Deficit                          $      9           $  4,111
                                                                            ========           ========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Operations
                                   (UNAUDITED)

                                                                                                         Period from
                                         For the          For the         For the        For the        May 21, 2007
                                       Three Months     Three Months    Nine Months    Nine Months       (Inception)
                                           Ended           Ended           Ended          Ended            through
                                       December 31,     December 31,    December 31,    December 31,     December 31,
                                           2010            2009            2010            2009             2010
                                        ----------      ----------      ----------      ----------       ----------
Revenue                                 $       --      $       --      $       --      $      --        $      --
                                        ----------      ----------      ----------      ----------       ----------
Operating expenses
  Legal and accounting                         750           1,000           4,750          18,813           44,563
  Software and web design                       --              --              --              --            3,500
  General and administrative                 1,058           2,454           4,472           7,686           26,739
                                        ----------      ----------      ----------      ----------       ----------
Total operating expenses                     1,808           3,454           9,222          26,499           74,802
                                        ----------      ----------      ----------      ----------       ----------
Loss before income tax provision            (1,808)         (3,454)         (9,222)        (26,499)         (74,802)

Income tax provision                            --              --              --              --               --
                                        ----------      ----------      ----------      ----------       ----------

Net loss                                $   (1,808)     $   (3,454)     $   (9,222)     $  (26,499)      $  (74,802)
                                        ==========      ==========      ==========      ==========       ==========
Net loss per common share -
 basic and diluted                      $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                        ==========      ==========      ==========      ==========
Weighted common shares outstanding -
 basic and diluted                       2,280,000       2,280,000       2,280,000       2,280,000
                                        ==========      ==========      ==========      ==========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
     For the period from May 21, 2007 (Inception) through December 31, 2010
                                   (UNAUDITED)

                                                                                           Deficit
                                                                                         Accumulated        Total
                                                   Common Stock            Additional    During the     Stockholders'
                                               ---------------------        Paid in      Development       Equity
                                               Shares         Amount        Capital         Stage         (Deficit)
                                               ------         ------        -------         -----         ---------
Balance, May 21, 2007 (date of inception)            --     $       --     $       --     $       --      $       --

Shares  issued to founder on May 21, 2007
 @ $0.0125  per share (par  value $0.001
 per share)                                   1,600,000          1,600         18,400             --          20,000
Net loss                                                                                      (9,626)         (9,626)
                                             ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2008                       1,600,000          1,600         18,400         (9,626)         10,374

Private placement on February 10, 2009
 at $0.05 per share                             680,000            680         33,320             --          34,000
Net loss                                                                                     (26,368)        (26,368)
                                             ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2009                       2,280,000          2,280         51,720        (35,994)         18,006

Net loss                                                                                     (29,586)        (29,586)
                                             ----------     ----------     ----------     ----------      ----------
Balance, March 31, 2010                       2,280,000          2,280         51,720        (65,580)        (11,580)

Net loss                                                                                      (9,222)         (9,222)
                                             ----------     ----------     ----------     ----------      ----------

Balance, December 31, 2010                    2,280,000     $    2,280     $   51,720     $  (74,802)     $  (20,802)
                                             ==========     ==========     ==========     ==========      ==========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                  Period from
                                                               For the            For the         May 21, 2007
                                                            Nine Months         Nine Months       (Inception)
                                                               Ended              Ended             through
                                                            December 31,        December 31,      December 31,
                                                                2010               2009               2010
                                                              --------           --------           --------
Cash Flows from Operating Activities:
  Net loss                                                    $ (9,222)          $(26,499)          $(74,802)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in operating assets and liabilities
     Increase in prepaid expenses                                   --                (26)                --
     Increase (decrease) in accounts payable and
      accrued liabilities                                        5,120                250             16,873
                                                              --------           --------           --------
           Net Cash Used in Operating Activities                (4,102)           (26,275)           (57,929)
                                                              --------           --------           --------
Cash Flows from Financing Activities:
  Advances from stockholder                                         --                100              3,938
  Proceeds from sale of stock                                       --                 --             54,000
                                                              --------           --------           --------
           Net Cash Provided by Financing Activities                --                100             57,938
                                                              --------           --------           --------
NET CHANGE IN CASH                                              (4,102)           (26,175)                 9

CASH AT BEGINNING OF PERIOD                                      4,111             30,864                 --
                                                              --------           --------           --------

CASH AT END OF PERIOD                                         $      9           $  4,689           $      9
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========

  Income axes paid                                            $     --           $     --           $     --
                                                              ========           ========           ========


               See accompanying notes to the financial statements

                            Interpro Management Corp
                          (A Development Stage Company)
                           December 31, 2010 and 2009
                        Notes to the Financial Statements
                                   (UNAUDITED)


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim financial statements for the interim period ended December 31, 2010 and 2009, and the period from May 21, 2007 (Inception) through December 31, 2010 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information filed on Form 10-K which was filed with the SEC on July 14, 2010.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from the estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern. FISCAL YEAR END

The Company elected March 31 as its fiscal year ending date.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or March 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended December 31, 2010 or 2009 or for the period from May 21, 2007 (inception) through December 31, 2010.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, "COMPENSATION--STOCK COMPENSATION (TOPIC 718): EFFECT OF DENOMINATING THE EXERCISE PRICE OF A SHARE-BASED PAYMENT AWARD IN THE CURRENCY OF THE MARKET IN WHICH THE UNDERLYING EQUITY SECURITY TRADES" ("ASU 2010-13"). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In  August  2010,  the  FASB  issued  ASU  2010-21,  "ACCOUNTING  FOR  TECHNICAL
AMENDMENTS TO VARIOUS SEC RULES AND SCHEDULES: AMENDMENTS TO SEC PARAGRAPHS PURSUANT TO RELEASE NO. 33-9026: TECHNICAL AMENDMENTS TO RULES, FORMS, SCHEDULES AND CODIFICATION OF FINANCIAL REPORTING POLICIES" ("ASU 2010-21"), was issued to conform the SEC's reporting requirements to the terminology and provisions in ASC 805, BUSINESS COMBINATIONS, and in ASC 810-10, CONSOLIDATION. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, "Technical Amendments to

Rules, Forms, Schedules and Codification of Financial Reporting Policies," which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010,  the FASB issued ASU 2010-22,  "ACCOUNTING  FOR VARIOUS  TOPICS:
TECHNICAL CORRECTIONS TO SEC PARAGRAPHS" ("ASU 2010-22"), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): WHEN TO PERFORM STEP 2 OF THE GOODWILL IMPAIRMENT TEST FOR REPORTING UNITS WITH ZERO OR NEGATIVE CARRYING AMOUNTS" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "BUSINESS COMBINATIONS (TOPIC 805): DISCLOSURE OF SUPPLEMENTARY PRO FORMA INFORMATION FOR BUSINESS COMBINATIONS" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $74,802 at December 31, 2010, a net loss of $9,222 and net cash used in operating activities of $4,102 for the interim period then ended, respectively, with no revenues earned since inception.

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

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to a stockholder is unsecured, non-interest bearing and is payable on demand.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at any point in the near future and we are dependent upon outside financing to fund our operations. This inability to self-sustain our operations, combined with the current difficult economic environment, has led our Board of Directors to begin to analyze strategic alternatives available to our Company in order to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan. Although our Board of Directors' preference would be to obtain additional debt or equity funding, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives included a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations would be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from May 21, 2007 (date of inception) through December 31, 2010.

EXPENSES

Our expenses for the three months ended December 31, 2010 and 2009 were $1,808 and $3,454, for the nine months ended December 31, 2010 were $9,222 and $26,499 and since our inception were $74,802. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three months ended December 31, 2010 and 2009 were $1,808 and $3,454, for the nine months ended December 31, 2010 were $9,222 and $26,499 and since our inception were $74,802. These losses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees. Since inception, we have sold 2,280,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2010, reflects assets of $9. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on May 28, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
  No.                               Description
  ---                               -----------

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

                                        INTERPRO MANAGEMENT CORP.


                                        By: /s/ Monahand Shurrab
                                            ------------------------------------
                                            Mohanad Shurrab, President,
                                            Treasurer and Director Principal
                                            Executive and Financial Officer
                                        Date: February 11, 2011

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

Signatures                            Title                                                Date
----------                            -----                                                ----


/s/ Mohanad Shurrab                   President, Treasurer and Director           February 11, 2011
-----------------------------------
Mohanad Shurrab