Form 10-K
period 2011-03-31
Stevia Corp
filed 2011-07-14
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 333-152365


                                  STEVIA CORP.
                (Name of registrant as specified in its charter)

            Nevada                                              98-0537233
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

    7117 US 31 S, Indianapolis, IN                                46227
(Address of Principal Executive Offices)                        (Zip Code)

                                 (888) 250-2566
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

       None                                              None
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The Company's common stock has not been actively traded during the past fiscal year.

As of June 27, 2011, there were outstanding 58,800,000 shares of registrant's common stock, par value $0.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1  -- BUSINESS                                                            3
ITEM 1A -- RISK FACTORS                                                       12
ITEM 1B -- UNRESOLVED STAFF COMMENTS                                          19
ITEM 2  -- PROPERTIES                                                         19
ITEM 3  -- LEGAL PROCEEDINGS                                                  19
ITEM 4  -- RESERVED                                                           19

PART II

ITEM 5  -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES                          19
ITEM 6  -- SELECTED FINANCIAL DATA                                            20
ITEM 7  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              20
ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         24
ITEM 8  -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        24
ITEM 9  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               24
ITEM 9A -- CONTROLS AND PROCEDURES                                            25
ITEM 9B -- OTHER INFORMATION                                                  25

PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE            25
ITEM 11 -- EXECUTIVE COMPENSATION                                             27
ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                    27
ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       28
ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES                             29

PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            29
SIGNATURES                                                                    31

INDEX TO FINANCIAL STATEMENTS                                                F-1

                                     PART I

ITEM 1 -- BUSINESS

BACKGROUND

We are a farm management company with a strong focus on stevia agronomics from plant breeding to good agricultural practices to post-harvest techniques. We plan to invest heavily in research and development and intellectual property acquisition and provide farm management services to contract growers and other industry growers.

We were incorporated on May 21, 2007 in the state of Nevada. Our initial business focus was on development of a software product for tracking employee productivity and projects. On June 23, 2011, we closed a voluntary share exchange transaction ("Share Exchange Transaction") with Stevia Ventures International Ltd., a business company incorporated in the British Virgin Islands ("BVI"), pursuant to which we acquired certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

Prior to the Share Exchange Transaction, we were a public reporting "Shell Company", as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Following the consummation of the Exchange Agreement we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act of 1933, as amended (the "Securities Act") and Rule 12b-2 of the Exchange Act.

OVERVIEW

Our focus is on implementing quality agribusiness solutions to our partners, contract growers and customers to maximize the efficient production of stevia leaf. Our management team has extensive expertise in farm management and contract growing in Asia, and extensive experience in international business management.

Our mission is to become the global leader of stevia leaf growers and to create a durable competitive advantage by focusing on the full spectrum of agronomic and business inputs and to develop, secure, or acquire the latest intellectual property that will enable us to consistently produce high per unit volumes of high quality leaf utilizing environmentally sustainable methods that create a positive social impact.

We believe we can accomplish our mission by becoming the stevia agribusiness partner of choice for our contract growers and customers, thereby creating global synergies and producing a sustainable supply of stevia leaf sufficient to support vertical integration of extraction facilities in each country that we operate.

THE INDUSTRY AND OUR OPPORTUNITY

The World Health Organization estimates that there are more than one billion people globally who are overweight, 400 million who are obese. With these numbers expected to nearly double by 2015, governments are putting pressure on the food industry to offer products with reduced calories and we believe that consumers are looking for more natural products and simpler ingredient lines on the foods and beverages they purchase.

In evaluating potential sweetener alternatives, manufacturers focus on taste, pricing, and a sustainable and scalable supply. Stevia fulfills these four criteria and has the added advantage of contributing no calories to food and beverage with a near zero glycemic index, making it safe for diabetics. Additionally, stevia has the benefit of having excellent application synergies with sugar and corn as well as cost advantages that can offset sugar and corn sweetener input costs. In addition the new blending approaches being used to combine stevia with sugar and corn sweetener to produce reduced calorie products completely overcomes any negative taste profiles.

Originating from Paraguay, stevia leaf has been valued for centuries because of its sweetening properties and has been used as an approved sweetener in Japan and Korea for decades. Extracts from stevia contain a mixture of different molecules that vary depending upon climate and growing conditions and it was historically impossible to come up with clear and consistent specifications of the product needed to make it a reliable ingredient. This issue was only overcome in recent years by identifying the steviol glycoside molecules with the best taste profiles and by developing innovative and unique process technologies to separate and purify stevia extract to pharmaceutical levels of purity on a reliable and consistent basis: and, importantly, to do so in commercially viable volumes.

In 2008, Rebaudioside A, a steviol glycoside, was granted GRAS (Generally Recognized as Safe) status by the US Food and Drug Administration following applications by Cargill and Merisant. Since then, approval by legislators across the world has opened the door to new formulations and reformulations of foods and beverages with zero or reduced calorie content. In 2009, stevia was incorporated into leading soft drinks brands manufactured by Coca-Cola and PepsiCo.

Usage of stevia has continued to increase in recent years and in 2010 stevia products were launched across thirty-five countries and 38 categories. Within two years of the USA market opening, Nielsen based retail consumption data indicated almost $1 billion of retail sales. Market research group, Mintel, has said it expects sales of stevia sweetened products to top $2 billion in 2011. U.K. based Zenith International estimates worldwide sales of stevia extract reached 3,500 tons in 2010 with an overall market value of $285 million and is forecasting that the global market for stevia will reach 11,000 tons by 2014 requiring the tripling of stevia leaf production at the farm level to keep pace with consumer demand.

The stevia industry is segmented into three main business processes: i) extraction and purification, ii) product formulation and marketing, and iii) plant breeding and farming.

Within the extraction and purification sector there are two clear industry leaders, PureCircle Ltd ("PureCircle") and GLG Life Tech, which together control a majority of the stevia market and supply Coca Cola and Pepsico. PureCircle alone supplies more than 90% of the US stevia market, excluding the table top sweetener category.

There is also active development in product formulation and marketing and considerable advances are being made in new formulations and flavoring enhancements.

However, the third industry segment, production of leaf (farming) has been highly overlooked to date and with nearly 80% of the cost of refined stevia being composed of the leaf cost, we believe there remains considerable opportunity to build value in the supply chain by focusing on stevia agronomics. The stevia genus includes more than 100 species and each species contains unique sweet compounds. However, only two of these species contain steviol glycosides and of these two the variety with the sweetest compounds is stevia rebaudiana bertoni. There is relatively little technical knowledge of this species and almost all commercial growing of stevia has occurred in China because of the traditional Japanese and Korean markets. Now with the global market demand for high TSG (total steviol glycoside) and high Reb-A (Rebaudioside A) producing plants, there is a huge demand for agronomic and farm management expertise to establish new plantations and rapidly scale leaf production.

PRODUCTS AND SERVICES

GROWTH CYCLE - The stevia plant is a perennial but the growing cycle varies greatly depending on the particular strain and location. Stevia is sensitive to frost and in China where most stevia is grown today, it is common to only have one or two harvests. Closer to the equator it is possible to harvest year round with some dormancy during the winter months. It is also possible to manipulate the harvest cycle and in developing countries where manual labor is the preferred method, a short cycle of as little as 45 to 60 days between harvests is preferred. However, in more developed countries where mechanization is the focus, a longer growing cycle is preferred and cycles of more than 120 days have been achieved.

YIELD - Expected annual dry leaf yields of plant varieties commonly sourced from China is three to six tons per Ha. Field trial data indicates that six tons or more per hectare (Ha) can be achieved working with elite strains. We are focused on securing such strains and adapting them to local growing environments. By continuing to build our inventory of elite strains and refine our farm management practices and technologies, we can continue to improve yield and plant performance and secure the economic value of our intellectual property.

HARVEST - Stevia is a very labor intensive plant and traditionally has been harvested by hand. As larger commercial operations have begun to focus on stevia, a considerable amount of research is being put into the mechanization of planting, harvesting and leaf removal. While we will need to maximize mechanization in the United States to be economical, in many Asian locations there is both an abundance of low cost labor and an expectation that stevia will provide an economic stimulus and employ many of the farmers in poor rural areas. So the adoption of mechanization will need to consider both economic and social factors.

LOCATION - Infrastructure is a major criteria for field site selection and can be especially challenging in developing countries. A viable site must have the proper weather and soil that is suitable for plant growth as well as being in a location that satisfies logistical business considerations, such as being easily accessible and in close proximity to a capable labor pool.
 Access to water can often be a challenge and greatly limits the areas where an irrigation model can be applied. Vietnam has excellent road infrastructure and our fields are easily accessible by passenger car or lorry and most potential growing areas are located within hours of a major port city. Indonesia has an abundance of low cost labor and land available for acquisition that is suitable for new varieties of stevia that we are breeding and/or acquiring to grow in the equatorial zone.

LAND USE - Based on current land ownership in Vietnam, we will need to rely on both contract farming and plantation models. In Indonesia, we will be able to acquire vast tracts of land and will prioritize farming models based purely on the economics and preferred levels of capital risk exposure. We are conducting field trials under both methods to determine the preferred model.

LABOR AND RESEARCH AND DEVELOPMENT - Stevia is a labor intensive plant and it is also a very technical plant requiring a high degree of knowledge and/or expertise to manage it properly. This is especially true of the newer high Reb-A varieties. Although the stevia plant naturally produces Reb-A, it does not require a high concentration to survive in its natural environment. The high Reb-A varieties are newly developed and there is very limited experience and knowledge in the world about the proper techniques to care for these plants. Therefore, our initial funding will be largely used to secure elite plant varieties, culling the current planted varieties, developing state of the art propagation techniques, conducting field trials, documenting local operating procedures and developing post-harvest techniques.

FINANCIAL - The value of the stevia leaf fluctuates based on supply and demand and the quality of the leaf. Wide seasonal variances on the open market are common and make long-term planning difficult. By entering into long-term supply contracts with leaf buyers we will be able to plan our growth and commit to large plantations and contract growers. In addition, buyers of leaf pay a substantial premium for high quality leaf. This places strong economic value on our intellectual property, including our elite stevia strains, and our farm management solutions.

Current contracted selling price for leaf that meets the minimum standards is set at a fixed price. Leaf exceeding the minimum standards will receive a premium for which the benchmarks and price tiers will be reviewed each year based on comparative market leaf quality and supply and demand.

Historically, leaf that produced 13% TSG and 70% Reb-A was purchased at an average premium of 20%. Elite strains can potentially deliver TSG well above 12% and Reb-A above 80% providing significant economic advantage. Minimum standards require a TSG of 12% or more, Reb-A to be at least 60% of TSG, maximum of 5% impurities and a maximum moisture content of 10%.

OUR KEY CONTRACTS AND RELATIONSHIPS

PURECIRCLE

PureCircle is one of the largest stevia extraction and refinery companies in the world, and as such is also one of the largest buyers of stevia leaf. We have entered into a Supply Agreement with PureCircle, dated February 20, 2009, as amended (the "Supply Contract"), whereby PureCircle has agreed to purchase leaf we produce at a fixed price during the term of the Supply Contract. We believe this relationship with PureCircle will make us more attractive to potential grower partners and will also provide us with the price stability needed to expand our own stevia production.

We hope to expand our relationship with PureCircle and are currently negotiating a letter of intent to extend our agreement and relationship at the end of the current supply contract. As our operations expand, we also would like to partner with PureCircle or another refiner to build and operate a primary extraction facility near the leaf source which could directly feed the refiner's downstream supply chain. PureCircle has established the largest downstream stevia supply chain and could be an ideal partner for such a venture.

INDEPENDENT GROWER RELATIONSHIPS

We plan to develop a significant network of partner growers who we can market our production methods and technologies to and who will also help supply us with the stevia product necessary to fulfill our supply obligations. We have entered into initial purchase agreements with each of Asia Stevia Investment Development Company Ltd. and Stevia Ventures Corporation (each a "Supplier"), whereby the Suppliers will provide us with stevia on the terms and conditions set forth therein.

AGRO GENESIS

We are currently in discussions with Agro Genesis Pte Ltd, a science-based agribusiness company ("Agro Genesis"), to engage Agro Genesis as our primary technology partner. As part of this strategic partnership, we would co-own any technology related patents (e.g. new varieties, propagation technology, cultivation program, harvest and post-harvest process) resulting from the engagement. We would also have the right of first offer for the use and distribution rights of yielded patents resulting from the engagement. As part of our discussions with Agro Genesis, we are also negotiating for the right to be the exclusive distributor of their g'farm system (powered by MS Technology) for stevia growing and for Agro Genesis to be our exclusive technology partner to support the distribution.

GROWERS SYNERGY

We are currently in discussions with Growers Synergy Pte Ltd, a regional farm management services provider ("Growers Synergy"), to manage in-country operations in both Vietnam and Indonesia. We believe that a relationship with Growers Synergy or a similar regional farm management company would provide us with a strategic advantage and potential synergistic partnership by providing us with guaranteed off-take agreements for agriculture crops other than stevia, which will be produced as part of inter-cropping practices to maintain optimal soil conditions for stevia farming.

Growers Synergy would work with us and our technology partners to combine the agronomy protocol with the farming models. Models and their related protocols will be commercially field tested during the first two years working with the provincial and national programs and establishing 100 Ha of field trials.

A local farm management service, such as Growers Synergy is critical to assist us in training local teams with the documented protocol sufficient to scale to 1,000 Ha to create a turnkey project. Our goal, after two years, is to be vested with fully documented protocols, local teams of trained staff capable of supporting the scale up to 1,000 Ha and farmers communities that are capable of growing stevia. To help us achieve this, a farm management service, such as Growers Synergy, would provide the necessary resources and assign staff to fill the following positions:

     *    Development Manager
     *    Operations Manager
     *    Logistics Manager
     *    Field Manager
     *    Technical Supervisor
     *    Training Manager

In addition they would provide the following support staff and infrastructure to support our commercial presence:

     *    Accountant
     *    Secretary
     *    Office
     *    Utilities
     *    Phones for assigned personnel
     *    All related regional (Asia) travel for all assigned personnel

OUR FARM MANAGEMENT SERVICES

Our objective is to provide a full spectrum of farm management services to manage our contract farms, service industry growers and provide for optimal stevia production.

To achieve this objective we plan to develop a local SOP (standard operating procedures) manual specific to each growing location and plant variety, which documents the proper use of all inputs including a proprietary crop production system utilizing licensed formulation technologies and a Micro Suspension technology which delivers fertilizers that we believe are more efficient and cost effective than current chemical fertilizers. We believe this customized operating manual will result in advanced propagation and growing techniques that can improve the quality and efficiency of the stevia plants.

We have also licensed a wide portfolio of highly efficient and environmentally friendly crop nutrition products. These products are performance minerals, plant phyto-chemicals, functional nutrients and microbial formulations. All products are derived from natural sources and can be used as sustainable agriculture solutions and/or for organic farming.

Currently, we believe we may be the only company that delivers the full spectrum of agricultural consulting and solutions for stevia growers, including:

ELITE GERMPLASM - high performance mother stock suitable for varied regions and environment.

ADVANCED PROPAGATION TECHNIQUES - methods that are efficient, more cost effective, and produce a higher quality plant.

MICRO SUSPENSION PRODUCTS - a range of fertilizers produced using a licensed proprietary Micro Suspension technology.

GF SYSTEM (G'FARM CROP PRODUCTION TECHNOLOGY SYSTEM) - a crop production system that leverages consulting expertise and Micro Suspension products to provide location and strain specific, sustainable farming practices.

INTELLECTUAL PROPERTY DEVELOPMENT

During the coming 24 months, our primary focus in intellectual property development will be on identifying optimal cultivar varieties for intended growing sites, developing and testing a propagation protocol, developing cultivation technology including an intercropping system and regional adaptability test, and developing post-harvest and refinery processes.

As further described above in the section titled "Our Key Contracts and Relationships", we are in the process of negotiating a contract with Agro Genesis to serve as our primary technology partner and to grant us an exclusive license to their g'farm system (powered by MS Technology) for stevia growing. If we are able to reach an agreement with them, we anticipate Agro Genesis being a key part of our intellectual property development.

OUR COMPETITIVE ADVANTAGE

We believe our intellectual property suite and our ability to serve as a one-stop agribusiness solution will provide us with a competitive advantage against our competitors.

Our intellectual property, particularly our Micro Suspension products used in our GF System, has the potential to create a dedicated customer base because the GF System once implemented on a farm calls for continual use of our Micro Suspension products as a mandatory crop input. This long-term customer relationship can enable us to create a substantial barrier to entry to potential new competitors, while at the same time providing networking benefits that could further propagate our business.

Additionally, our developing relationship with PureCircle has the potential to make us an attractive partner to growers who are looking for a guaranteed market for their product. Our supply relationship with PureCircle will allow us to commit to growers that leaf grown using our Micro Suspension products will have a ready market with refiners.

OUR PROPERTIES

Although our primary focus will be on providing farm management services to our contract growers, we also plan to implement our technology and protocols to develop and expand our own stevia production. This will allow us to fully capitalize on the value of the intellectual property we create, while also providing us an environment in which to continue to develop and refine our farm management techniques and strategies.

We have acquired two grower supply contracts and three nursery fields in Vietnam. Seventeen fields have been established in five provinces in the northern half of Vietnam with a total propagation of 20 Ha of which eight Ha is growing high Reb-A Morita 2 and Morita 3 varieties and 12 Ha is local variety that is being converted to high Reb-A.

The provincial locations include Hanoi, Bac Giang, Hai Duong, Hoa Binh and Nghe An.

As further described above in the section titled "Our Key Contracts and Relationships", we plan to engage a regional farm management services provider, such as Growers Synergy, to manage in-country operations in both Vietnam and Indonesia.

Our third fiscal year is expected to be the first year of commercial cultivation and we plan to target 1,000 Ha. The exact months to be targeted for planting will be determined by the protocol confirmed during the first two years. Logistically, the process of going from propagation center to greenhouse to seedling to field is a very labor intensive effort that requires a large number of trained workers. In addition, the field preparations are critical and need to be inspected and supervised. Therefore a balance will be made between the quality of the available biological windows and the logistical cost against the backdrop of our targeted Ha. Another significant factor is the nursery and greenhouse requirements. The more confined the window, the more capacity is required.

We will utilize the green house facilities of our local grower partners in a decentralized model that more efficiently addresses the logistical challenges presented by the contract farming model. It is assumed that the commercial fields will be scaled by stem cutting and we will receive reimbursement for the cost of seedlings one month after delivery.

To ensure quality control, we will provide the equipment, intellectual property, and protocol processes derived from our research and development program for post-harvest processing of leaf. Under a decentralized model suitable to contract farming in Vietnam, the grower partners will be responsible for processing the leaf under our protocols which will be monitored by our quality control staff. However, depending on the results of our research and development, a centralized processing facility may be recommended.

REGULATION

Stevia extracts may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products, in a wide range of countries, including almost all major markets, and as a dietary supplement in others. Clinical studies have supported the safety and stability of stevia's various high purity compounds used in food and beverages. There is no known health threat and this is increasing consumer confidence in stevia as a sugar substitute.

Cargill and Merisant each submitted         COUNTRY           TYPE OF APPROVAL
applications to the United Stated Food      -------           ----------------
and Drug Administration (FDA) in 1998       NORTH AMERICA
for GRAS approval. On December 17, 2008       USA             Food additive
the stevia extract, Rebaudioside A            Canada          Dietary supplement
(Reb-A), received GRAS approval.              Mexico          Food additive
                                            LATIN AMERICA
In December 2008, Australia and New           Argentina       Food additive
Zealand approved highly purified forms        Brazil          Dietary supplement
of stevia extracts as safe for use in         Chile           Food additive
food and beverages. Previously, such          Colombia        Food additive
extracts had only been permitted for          Ecuador         Food additive
use as a dietary supplement in these          Paraguay        Food additive
countries.                                    Peru            Food additive
                                              Uruguay         Food additive
Stevia extracts have been sanctioned by       Venezuela       Food additive
the Ministry of Health of China to be       ASIA PACIFIC
used as a food additive, and are listed       Australia       Food additive
in the Sanitation Standard of Food            Brunei          Food additive
Additives.                                    China           Food additive
                                              Hong Kong       Food additive
In July 2010 the FDA issued GRAS              Indonesia       Dietary supplement
clearance for PureCircle's high purity        Japan           Food additive
SG95 stevia product which opened up           Malaysia        Food additive
opportunities for many more                   New Zealand     Food additive
applications as well as more cost             Singapore       Food additive
effective solutions. Further regulatory       South Korea     Food additive
clearances were secured for Reb-A in          Taiwan          Food additive
Switzerland and France confirming the         Thailand        Dietary supplement
growing regulatory support for high           Vietnam         Dietary supplement
purity stevia. Presently in the wider       EUROPE
European Union ("EU") and Canada,             France          Food additive
stevia extracts are permitted for use         Switzerland     Food additive
only as a dietary supplement.                 Russia          Food additive

Efforts to eliminate the EU restrictions are ongoing. The European Stevia Research Center ("ESC") and the European Stevia Association ("EUSTAS") are EU-based organizations that focus on stevia research and the elimination of the EU's ban on consumption. The ESC is housed at the Laboratory of Functional Biology at the Katholieke Universities Leuven ("KU Leuven") in Belgium and was founded by Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals at KU Leuven.

In June 2007, the Joint Expert Committee on Food Additives ("JECFA") concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions, and in June 2008, extended its recommendation for acceptable daily intake of up to four mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority's scientific panel on additives, the ANS Panel, assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. The assessment has been sent to the European Commission which will consider whether or not to authorize the substances in the European Union for their proposed use in particular in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups.

The toxicological testing conducted by the ANS panel showed that the substances are not genotoxic, nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ADS panel set an acceptable daily intake of four mg per kg body weight per day for steviol glycosides, a level consistent with that already established by JECFA.

EUSTAS believes that the current EU ban on stevia is out of sync with the current global regulatory environment and the EU could grant approval for stevia in the near future based on the FDA's decisions and JECFA's decision on the acceptable daily intake of stevia.

TAXATION

The primary stevia extraction sites in the Vietnam region are currently located in China, and for this reason we expect that all the stevia leaf we produce in Vietnam will initially be imported into China for processing. Therefore, China's import taxation regulations will be of critical importance to us.

In China, stevia is currently classified as a medicinal plant and is assessed a 30% tax on imports. In other countries the importation of the finished product is high. As stevia leaf production becomes more diversified globally, the location of the extraction facilities will also begin to decentralize and there will be opportunities for vertical integration within leaf growing countries to more competitively serve the domestic markets.

Trade regulations with China and neighboring countries are very positive. Standard taxation in Vietnam includes 5% on domestic sales, 10% on exports and 25% income tax on net profit. We may be able to obtain a waiver of sales tax for stevia exports.

VIETNAM LAWS

A significant portion of our initial business operations will occur in Vietnam. We will be generally subject to laws and regulations applicable to foreign investment in Vietnam. The Vietnam legal system is based, at least in part, on written statutes. However, since these laws and regulations are relatively new and the Vietnamese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the Vietnamese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

MARKET TRENDS AND CONSUMER SENTIMENT

Mintel New Product Database confirmed that the number of new stevia product launches in 2010 increased by 200% over the previous year with product launches across thirty-five countries. Nielsen data indicates that US stevia-based sales totaled $809 million, an increase of 126% on the $357 million recorded in full-year 2009 and crossed 38 categories of food and beverages. Euromonitor reported launches of products with stevia increased 87% in 2010, while launches of saccharine declined 41% and launches with aspartame declined 13%, and because stevia has yet to win full regulatory approval across Europe, the market still remains relatively untapped.

After only 12 months on the market in the United States, Nielsen retail data estimates stevia sweeteners surpassed aspartame sales and now comprise 14% of the USA tabletop sugar substitute market. Stevia is also taking market share away from sucralose and high fructose corn syrup.

This market data suggests that consumers are willing to consider stevia as a viable low calorie "natural" ingredient.

MARKET SEGMENTS

Originally it was thought that stevia's market would be restricted to zero calorie beverage applications and would primarily be a premium priced natural ingredient replacement for artificial High Intensity Sweeteners (HIS). While stevia did make a large impact within the $8 billion HIS sector, overtaking aspartame within its first year of launch, the potential market has expanded to the entire sweetener market and across all food and beverage categories.

There were two key developments that have opened the market. First, there was proven consumer demand for all-natural REDUCED calorie products where stevia was blended with sugar reducing caloric value by 30% to 40% without sacrificing the functionality and taste of sugar. Second, high purity total steviol glycosides with reduced Reb-A content were granted GRAS status by the FDA in July 2010. Costing less than sugar and less than 50% of Reb-A, this allowed stevia products to be formulated across a wide range of sweetness and create an economic advantage while producing a premium all natural low calorie product desired by the consumer.

The two industry leaders, PureCircle and GLG Life Tech, have partnered with major sugar manufacturers in the US (Imperial Sugar), Denmark (NordZucker), France (Tereos), Great Britain (British Sugar), and Australia (Sugar Australia) to market blended reduced calorie products. SteviaCane is a steviasucrose retail product being marketed by Natural Sweet Ventures, a joint venture between PureCircle and Imperial Sugar.

The entire sweetener market is nearly $80 billion and split into three main categories: Sugar (82%), High Fructose Corn Syrup (HFCS) - (9%), and High Intensity Sweeteners (HIS) - (9%). Overall the sweetener market is growing, but HFCS and artificial HIS ingredients are being replaced with natural alternatives such as stevia. In addition, stevia is being blended with sugar to meet the low calorie consumer requirements while still maintaining functionality and taste.

Given that the standard product development and launch cycle is eighteen months to three or more years, it is expected that the true market size potential and consumer acceptance will only be confirmed in late 2011 and beyond. Additionally, regulatory clearances expected in 2011 (EU, Argentina, Canada, Indonesia, Thailand, Vietnam and others) will facilitate accelerating the roll-out of sizeable brands internationally.

SALES STRATEGY AND IMPLEMENTATION

We have entered into a supply contract with PureCircle, whereby PureCircle has agreed to purchase the leaf we produce during the term of the supply contract. We are currently negotiating a letter of intent to extend our agreement and relationship with PureCircle at the end of the current supply contract.

In the future, we may consider a joint venture with PureCircle or another refiner, to build and operate a primary extraction facility near the leaf source which could directly feed the refiner's downstream supply chain. PureCircle has established the largest downstream stevia supply chain and could be an ideal partner for such a venture.

We will also have the option to private label our own stevia products and build our own brand value and supply chain which could be leveraged when a primary extraction facility is operating.

However, our core focus will be on leveraging our germplasm inventory, propagation systems, Micro Suspension intellectual property and farm systems to provide competitive farm management services to stevia growers.

GEOGRAPHIC MARKETS

Our target markets are initially Vietnam and Indonesia where we have contracted with growers and have established our own nurseries and test fields. Although our priority is Asia, our services are not limited to specific countries and we plan to pursue viable opportunities in other markets.

Crop nutrition forms a core component of our farm management system and is a highly specialized field which requires extensive knowledge and experience which is both crop-specific and country-specific. However, there are fundamental crop characteristics that are similar for a specific crop sector across countries. We believe this will allow a successful model in one country to be replicated in another country.

MARKETING

We believe it is important to educate the local governments and farmer communities on the merits of stevia becoming a new commercial crop and its potential as a new economic stimulus for rural farmers. Our President and our local partner have been conducting talks and training sessions for more than two years in Vietnam and have fostered local support at many levels. To support the farmers transition to stevia farming and provide an opportunity to showcase the stevia opportunity to farmer communities, the Vietnam government has approved financial support at both the provincial and national level to plant 20 Ha and 50 Ha respectively. The fields will be small plots located in several villages and will serve as demonstration fields and stepping stone to gain wide support from growers in several villages.

We will enter into formal cooperative agreements with the Medical Plant Institute in Hanoi and the Agricultural Science Institute of Northern Central Vietnam located in Nghe An province. Each will provide research assistance, access to equipment for testing and land for field trials to help create economic stimulus for the farmers. We will maintain full ownership of all intellectual property that is developed while working in cooperation.

In Hoa Binh province, we will take over a nursery that will serve as a test pilot for NGO's (non-governmental organizations). If the stevia model proves to be viable, the NGO's will begin to introduce and fund stevia farming programs for the communities that they serve which are located in poor rural areas in need of economically sound projects.

In addition, by working with our current contract growers and field trials, we hope to generate many local testimonials for our farm management services, and our executive managers are well networked with the major international stevia growers to arrange international field trials.

COMPETITION

As a full service stevia farm management service provider we will face competition from both non-stevia sweetener products and from other service providers within the stevia industry.

PRODUCT ALTERNATIVES - Stevia is the clear leader among natural zero calorie sweeteners at this time and it takes years to develop and bring to market new sweeteners of which few end up possessing all the qualities needed to be adopted mainstream. At this time we are not aware of any proven and viable alternative which possesses the positive qualities of stevia. As discussed above, the other sweeteners currently on the market lack many of the qualities that make stevia attractive to consumers and manufacturers, including the zero calorie/near zero glycemic index combination.

Additionally, estimates by industry analysts have put the expected requirements of stevia cultivation to surpass 100,000 Ha in the near future, which would require a several fold increase in leaf production to keep pace. As such, we do not perceive near or medium term competitor risk for leaf production.

Therefore, we believe that the most likely threat to stevia growers will come from alternative "natural" methods to produce stevia extracts that obviate the need to farm stevia, such as fermentation-derived stevia.

A fermentation-derived stevia ingredient would still meet the requirements to be classified as a "natural" ingredient and when done at volume could potentially be produced more economically than the farming method without impurities.

Major known companies that are progressing down this track include Evolva Holding SA of Switzerland who has acquired San Francisco based Abunda Nutrition, Inc., and Blue California of Rancho Stanta Margarita, California.

There are three areas that we will focus to reduce the risk and/or impact of alternative methods of stevia ingredient production.

1. INCREASE FARMING EFFICIENCIES. The more efficient and scaled farming becomes, the higher the economic hurdle will be for other methods of production. Our intellectual property and continued research and development activities will allow our farms and those of our customers to increase efficiencies, decrease cost of production and produce better quality leaf.

2. INTELLECTUAL PROPERTY PROTECTIONS. We plan to have a strong focus on developing protectable intellectual property which can create barriers to entry and protect our methodologies. Additionally, where applicable we will consider the acquisition of potentially synergistic intellectual property.

3. CROP DIVERSIFICATION. Our farm management infrastructure and the majority of our intellectual property will be applicable to other high-value crops providing us with the flexibility to diversify our crops and the customer base for our farm management solutions.

GEOGRAPHIC DIVERSIFICATION AND COMPETITORS - Currently over 80% of stevia is grown in China and almost all of the high Reb-A variety stevia leaf is being produced in China. China is the center of commercial stevia growing for historical reasons due to its proximity to Japan and Korea, which have historically been the major markets for stevia. There is an effort to diversify away from China for high Reb-A production now that high Reb-A leaf production is in global demand. Due to its climate, China is likely not the most geographically optimal location to grow stevia, as stevia is sensitive to frost and China typically produces only one or two crops per year, requiring leaf processors to purchase and store sufficient leaf for an entire year of production.

Diversifying the supply chain of stevia leaf would provide several advantages:

     * Incorporating Southern Hemisphere production provides two major growing seasons;
     * Incorporation Equatorial production provides for year round production;
     * Enables better control of leaf quality where major propagation of stevia varieties is controlled;
     * Provides protection against country-specific political, regulatory, disease, and natural disaster risk; and
     *    Provides operations closer to end markets.

PureCircle has taken the lead to diversify away from China by establishing subsidiaries in South America (Paraguay) and Africa (Kenya). Both operations produced successful field trial results in 2010 and are now preparing for commercial cultivation under contract farming models.

Stevia One, an independent grower established in Peru, is adopting the plantation model and is targeting approximately 1,000 Ha under cultivation by the end of 2012.

S&W Seed Company signed a supply agreement with PureCircle in July of 2010 to grow stevia in North America under its subsidiary, Stevia California. S&W, founded in 1980, is headquartered in the Central Valley of California and specializes in producing alfalfa seed varieties.

In addition, GLG Life Tech Corporation is a China-centric company and has chosen to continue to focus on building and expanding its supply chain within China.

We are positioned to be the first major operation in Asia, outside of China, to produce high Reb-A Stevia leaf.

EMPLOYEES

George Blankenbaker, our President and sole director, is our sole employee. We have no immediate plans to hire any other employees.

We plan to negotiate an agreement with Growers Synergy, or another farm management company, whereby the farm management company will provide the staffing necessary to operate our farms. Similarly, we expect Agro Genesis, our anticipated technical partner, will provide staffing for our technical operations.

ITEM 1A -- RISK FACTORS

WITH THE EXCEPTION OF HISTORICAL FACTS STATED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K ARE "FORWARD LOOKING" STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. SUCH "FORWARD LOOKING" STATEMENTS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO STATEMENTS REGARDING ANTICIPATED LEVELS OF FUTURE REVENUES AND EARNINGS FROM THE OPERATIONS OF STEVIA CORP. AND ITS SUBSIDIARIES, (THE "COMPANY," "WE," "US" OR "OUR"), PROJECTED COSTS AND EXPENSES RELATED TO OUR OPERATIONS, LIQUIDITY, CAPITAL RESOURCES, AND AVAILABILITY OF FUTURE EQUITY CAPITAL ON COMMERCIALLY REASONABLE TERMS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE DISCUSSED BELOW. WE DISCLAIM ANY INTENT OR OBLIGATION TO PUBLICLY UPDATE THESE "FORWARD LOOKING" STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                  RISKS RELATING TO OUR BUSINESS AND INDUSTRY

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR BASE AN INVESTMENT DECISION.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We are a development stage company that has yet to generate any revenue. Stevia is still a relatively new product in the sweetener marketplace and it has never been commercially grown in Vietnam or many of our other target locations. Both the continued growth of the stevia market in general, and our ability to introduce commercial development of stevia to new regions, face numerous risks and uncertainties. In particular, we have not proven that we can produce stevia in a manner that enables us to be profitable and meet manufacturer requirements, develop intellectual property to enhance stevia production, develop and maintain relationships with key growers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

WE HAVE NO REVENUES AND HAVE INCURRED LOSSES.

Our auditors have expressed uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2011. Furthermore, since inception we have not generated any revenues. As of March 31, 2011, we had an accumulated deficit of approximately $104,470. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

IF WE FAIL TO RAISE ADDITIONAL CAPITAL, OUR ABILITY TO IMPLEMENT OUR BUSINESS MODEL AND STRATEGY COULD BE COMPROMISED.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from debt and equity financings. We expect to require substantial additional capital in the near future to develop our intellectual property base and to establish the targeted levels of commercial production of stevia. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

WE FACE INTENSE COMPETITION WHICH COULD PROHIBIT US FROM DEVELOPING A CUSTOMER BASE AND GENERATING REVENUE.

The sweetener industry is highly competitive with companies that have greater capital resources, facilities and diversity of product lines. Additionally, if demand for stevia continues to grow, we expect many new competitors to enter the market as there are no significant barriers to entry in the industry. More established agricultural companies with much greater financial resources who do not currently compete with us may be able to easily adapt their existing operations to production of stevia. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our services or that competition in the industry will not lead to reduced prices for the stevia leaf.

Our competitors may also introduce new non-stevia based low-calorie sweeteners or be successful in developing a fermentation-derived stevia ingredient or other alternative production method which could also increase competition and decrease demand for stevia-based products.

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

Our farm management services business will be heavily dependent upon the intellectual property we develop or acquire. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We will rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Even if a claim against us is unsuccessful, we would likely have to devote significant time and resources to defending against it.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and disruptive of a company's management's attention, and in any event may not lead to a successful result relative to the resources dedicated to any such litigation.

WE MAY BE UNABLE TO EFFECTIVELY DEVELOP AN INTELLECTUAL PROPERTY PORTFOLIO OR MAY FAIL TO KEEP PACE WITH ADVANCES IN TECHNOLOGY.

We have no operating history in the agriculture industry and there is no certainty that we will be able to effectively develop a viable portfolio of intellectual property. The success of our farm management services, which are the core of our business, depends upon our ability to create such intellectual property.

Even if we are able to develop, manufacture and obtain any regulatory approvals and clearances necessary for our technologies and methods, the success of such services will depend upon market acceptance. Levels of market acceptance for our services could be affected by several factors, including:

     *    the availability of alternative services from our competitors;
     * the price and reliability of the our services relative to that of our competitors; and
     *    the timing of our market entry.

Additionally, our intellectual property must keep pace with advances by our competitors. Failure to do so could cause our position in the industry to erode rapidly.

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF OUR TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we will rely significantly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We will enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

WE WILL PRODUCE PRODUCTS FOR CONSUMPTION BY CONSUMERS THAT MAY EXPOSE US TO LITIGATION BASED ON CONSUMER CLAIMS AND PRODUCT LIABILITY.

The stevia produced at our farms will be integrated into stevia-based products which will be consumed by the general public. Additionally, we may manufacture and sell private label stevia-based food products. Even though we intend to grow and sell products that are safe, we have potential product risk from the consuming public. We could be party to litigation based on consumer claims, product liability or otherwise that could result in significant liability for us and adversely affect our financial condition and operations.

IF OUR SERVICES DO NOT GAIN ACCEPTANCE AMONG STEVIA GROWERS, WE MAY NOT BE ABLE TO RECOVER THE COST OF OUR INTELLECTUAL PROPERTY DEVELOPMENT.

Our business model relies on the assumption that we will be able to develop methods and protocols, secure valuable plant strains and develop other intellectual property for stevia farming that will be attractive to both stevia growers and manufacturers. We plan to spend significant amounts of capital to develop this intellectual property portfolio. If we are unable to secure such intellectual property or if our methods and protocols do not gain acceptance among growers or manufacturers, our intellectual property will have limited value. A number of factors may affect the market acceptance of our products and services, including, among others, the perception by growers of the effectiveness of our intellectual property, the perception among manufacturers of the quality of stevia produced using our intellectual property, our ability to fund marketing efforts, and the effectiveness of such marketing efforts. If such products and services do not gain acceptance by growers and/or manufacturers, we may not be able to fund future operations, including the expansion of our own farming projects and development and/or acquisition of additional intellectual property, which inability would have a material adverse effect on our business, financial condition and operating results.

ANY FAILURE TO ADEQUATELY ESTABLISH A NETWORK OF GROWERS AND MANUFACTURERS WILL IMPEDE OUR GROWTH.

We expect to be substantially dependent on manufacturers to purchase the stevia produced both at our own farms and at those of our customers. We have entered into a supply agreement with a manufacturer and two purchase agreements with growers and are in the process of establishing a network of growers to produce stevia using our methods and protocols. The relationship with this manufacturer and its perception of the stevia produced using our farm management services will determine its willingness to enter into purchase contracts with us and our customers on attractive terms. Our ability to secure such contracts will influence our attractiveness to growers who are potentially interested in partnering with us. Achieving significant growth in revenue will depend, in large part, on our success in establishing this production network. If we are unable to develop an efficient production network, it will make our growth more difficult and our business could suffer.

IF WE ARE UNABLE TO DELIVER A CONSISTENT, HIGH QUALITY STEVIA LEAF AT SUFFICIENT VOLUMES, OUR RELATIONSHIP WITH OUR MANUFACTURERS MAY SUFFER AND OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Manufacturers will expect us to be able to consistently deliver stevia at sufficient volumes, while meeting their established quality standards. If we are unable to consistently deliver such volumes either from our own farms, or those of our grower partners, our relationship with these manufacturers could be adversely affected which could have a negative impact on our operating results.

CHANGES IN CONSUMER PREFERENCES OR NEGATIVE PUBLICITY OR RUMORS MAY REDUCE DEMAND FOR OUR PRODUCTS.

Recent data suggests consumers are adopting stevia as a sweetener in many products. However, stevia is a relatively new ingredient in consumer products and many consumers are not familiar with it. Therefore, any negative reports or rumors regarding either the taste or perceived health effects of stevia, whether true or not, could have a severe impact on the demand for stevia-based products. Manufacturers may decide to rely on alternative sweeteners which have a more established history with consumers. Primarily operating at the grower level, we will have little opportunity to influence these perceptions and there can be no assurance that the increased adoption of stevia in consumer food and beverage products will continue. Additionally, new sweeteners with similar characteristics to stevia may emerge which could be cheaper to produce or be perceived to have other qualities superior to stevia. Any of these factors could adversely affect our ability to produce revenues and our business, financial condition and results of operations would suffer.

FAILURE TO EFFECTIVELY MANAGE GROWTH OF INTERNAL OPERATIONS AND BUSINESS MAY STRAIN OUR FINANCIAL RESOURCES.

We intend to significantly expand the scope of our farming operations and our research and development activities in the near term. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

     * The need for continued development of our financial and information management systems;
     * The need to manage strategic relationships and agreements with manufacturers, growers and partners; and

     * Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management and other personnel. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments. Our inability to successfully manage growth could materially adversely affect our business.

ADVERSE WEATHER CONDITIONS, NATURAL DISASTERS, CROP DISEASE, PESTS AND OTHER NATURAL CONDITIONS CAN IMPOSE SIGNIFICANT COSTS AND LOSSES ON OUR BUSINESS.

Weather-related events could significantly affect our results of operations. We do not currently maintain insurance to cover weather-related losses and if we do obtain such insurance it likely will not cover all weather-related events and, even when an event is covered, our retention or deductible may be significant. Cooler temperatures in the regions where we operate could negatively affect us, while not affecting our competitors in other regions.

Our crops, and those of our grower partners, could also be affected by drought, temperature extremes, hurricanes, windstorms and floods. In addition, such crops could be vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of agricultural production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality. In extreme cases, entire harvests may be lost. These factors may result in lower production and, in the case of farms we own or manage, increased costs due to expenditures for additional agricultural techniques or agrichemicals, the repair of infrastructure, and the replanting of damaged or destroyed crops. We may also experience shipping interruptions, port damage and changes in shipping routes as a result of weather-related disruptions.

Competitors and industry participants may be affected differently by weather-related events based on the location of their production and supply. If adverse conditions are widespread in the industry, it may restrict supplies and lead to an increase in prices for stevia leaf, but our typical fixed-price supply contracts may prevent us from recovering these higher costs.

OUR OPERATIONS AND PRODUCTS ARE REGULATED IN THE AREAS OF FOOD SAFETY AND PROTECTION OF HUMAN HEALTH AND THE ENVIRONMENT.

Our operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws may require, operational modifications or capital improvements at various locations. If violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications and improvements and of any fines or penalties could be substantial. We can be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of stevia, even if our products are not implicated.

IF WE ARE UNABLE TO CONTINUALLY INNOVATE AND INCREASE EFFICIENCIES, OUR ABILITY TO ATTRACT NEW CUSTOMERS MAY BE ADVERSELY AFFECTED.

In the area of innovation, we must be able to develop new processes, plant strains, and other technologies that appeal to stevia growers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

CURRENT GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS AND RESULT OF OPERATIONS.

The recent disruptions in the current global credit and financial markets has included diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current adverse global economic conditions and tightening of credit in financial markets may lead consumers to postpone spending, which may cause manufacturers to cancel, decrease or delay their existing and future orders with us. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. If the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR EXECUTIVE OFFICERS AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success depends substantially on the continued services of our executive officers, especially our President and sole director, George Blankenbaker. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

LITIGATION MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

WE MAY BE REQUIRED TO INCUR SIGNIFICANT COSTS AND REQUIRE SIGNIFICANT MANAGEMENT RESOURCES TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS REQUIRED UNDER SECTION 404 OF THE SARBANES-OXLEY ACT, AND ANY FAILURE TO COMPLY OR ANY ADVERSE RESULT FROM SUCH EVALUATION MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with this Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of March 31, 2011, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, as of the year ended March 31, 2011, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

     i) We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.
     ii) We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
     iii) We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.
      iv) We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that, we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

             RISKS RELATED TO DOING BUSINESS IN DEVELOPING COUNTRIES

OUR INTERNATIONAL OPERATIONS WILL BE SUBJECT TO THE LAWS OF THE JURISDICTIONS IN WHICH WE OPERATE.

A significant portion of our initial business operations will occur in Vietnam. We will be generally subject to laws and regulations applicable to foreign investment in Vietnam. The Vietnamese legal system is based, at least in part, on written statutes. However, since these laws and regulations are relatively new and the Vietnamese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the Vietnamese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

OUR INTERNATIONAL OPERATIONS INVOLVE THE USE OF FOREIGN CURRENCIES, WHICH SUBJECTS US TO EXCHANGE RATE FLUCTUATIONS AND OTHER CURRENCY RISKS.

The revenues and expenses of our international operations will generally be denominated in local currencies, which will subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

WE MAY BE ADVERSELY AFFECTED BY ECONOMIC AND POLITICAL CONDITIONS IN THE COUNTRIES WHERE WE OPERATE.

We will operate in Vietnam and other countries throughout the world. Economic and political changes in these countries, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect results of operations.

While it is our understanding that the economy in Vietnam has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various economic sectors. The government of Vietnam has implemented various measures to encourage or control economic growth and guide the allocation of resources. Some of these measures benefit the overall Vietnamese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Vietnamese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Vietnamese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in Vietnam are still owned by the Vietnamese government. The continued control of these assets and other aspects of the national economy by Vietnam government could materially and adversely affect our business. The Vietnamese government also exercises significant control over Vietnamese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Vietnamese government to slow the pace of growth of the Vietnamese economy could negatively affect our business.

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO COVER ALL SIGNIFICANT RISK
EXPOSURES.

We will be exposed to liabilities that are unique to the products we will provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. In addition, because the insurance industry in Vietnam and other developing countries are still in their early stages of development, business interruption insurance available in such countries relating to our intended services and products offers limited coverage compared to that offered in many other developed countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS BASED IN VIETNAM.

Substantially all of our assets will be located in Vietnam and a significant number of our officers and directors may reside outside of the United States as well. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Vietnam does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

                RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

OUR STOCK IS CATEGORIZED AS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is categorized as a "penny stock". The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT SHAREHOLDERS' INVESTMENTS.

While our common stock is not currently traded, if and when there is an active trading market, the market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for "penny stock", such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B -- UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -- PROPERTIES

Our international corporate office is located at 14 Chin Bee Road, Singapore 619824. We also maintain an office in Vietnam at No. 602, CC2A, Thanh Ha `s building, Bac Linh Dam, Hoang Mai district, Hanoi, Vietnam and in the United States, at 7117 US 31 South, Indianapolis, IN 46227.

We have established three nursery fields in Vietnam on property which we manage for our growers. The properties are approximately 3 Ha in size, and are capable of supporting a total propagation of approximately 30 Ha of field trials.

ITEM 3 -- LEGAL PROCEEDINGS

None.

ITEM 4 -- RESERVED

Not applicable.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol STEV.

There has not been an active trading market for our common stock during the two most recent fiscal years. The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 2011                     High             Low
--------------------------------                     ----             ---
First Quarter (June 30, 2010)                      $  .005714     $  .005714
Second Quarter (September 30, 2010)                $  .009143     $  .009143
Third Quarter (December 31, 2010)                  $  .010286     $  .010286
Fourth Quarter (March 31, 2011)                    $  .012571     $  .012571

Fiscal Year Ended March 31, 2010                     High             Low
--------------------------------                     ----             ---
First Quarter (June 30, 2009)                      $   N/A        $    N/A
Second Quarter (September 30, 2009)                $   N/A        $    N/A
Third Quarter (December 31, 2009)                  $   N/A        $    N/A
Fourth Quarter (March 31, 2010)                    $   N/A        $    N/A

STOCKHOLDERS

As of June 27, 2011, there were 58,800,000 shares of common stock issued and outstanding held by seven stockholders of record (not including street name holders).

DIVIDENDS

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6 -- SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

BACKGROUND AND PLAN OF OPERATIONS

We are a development stage company that has recently acquired certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

We plan to generate revenue through two primary sources: (i) the sale of stevia grown on our own farmed property and (ii) our farm management services, which will provide plant breeding, agricultural protocols, post-harvest techniques and other services to stevia growers.

Our initial farming efforts and farm management service are focused in Vietnam. We plan to partner with leading refiners to create a reliable purchasing source for both the stevia we grow as well as that produced by our contract partners using our methods and technologies.

Our initial focus and capital expenditures will be directed toward intellectual property development which will attempt to identify optimal cultivar varieties for intended growing sites, develop and test a propagation protocol, develop cultivation technology including an intercropping system and regional adaptability test, and develop post-harvest and refinery processes. Once such protocols and technologies are established, we plan to expand our commercial farming of stevia using such intellectual property, with the goal of 5,000 Ha of production by the end of our sixth fiscal year, while also marketing such farming methods and technologies to other stevia farmers.

RESULTS OF OPERATIONS

We have had limited operations to-date, which have primarily consisted of securing purchase and supply contracts and office space and developing relationships with potential partners.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

FINANCIAL CONDITION AS OF MARCH 31, 2011

We reported total current assets of $255,598 at March 31, 2011 consisting of cash. Total current liabilities reported of $306,068 consisted of accounts payable and accrued liabilities of $37,130, due to related party of $18,938 and convertible note payable of $250,000. We had a working capital deficit of $50,470 at March 31, 2011.

Stockholders' Deficiency increased from $11,580 at March 31, 2010 to $50,470 at March 31, 2011. This increase is due primarily to an increase in our losses.

CASH AND CASH EQUIVALENTS

As of March 31, 2011, we had cash of $255,598. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2011

For the fiscal year ended March 31, 2011, we incurred a net loss of $38,890.

General and administration expenses for the fiscal year end March 31, 2011, amounted to $7,458 compared to $9,773 in the fiscal year ended March 31, 2010. Legal and accounting expenses for the fiscal year end March 31, 2011, amounted to $28,350 compared to $19,813 in the fiscal year ended March 31, 2010.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2010

For the fiscal year ended March 31, 2010, we incurred a net loss of $29,586.

Administration expenses for the fiscal year ended March 31, 2010 amounted to $9,773 compared to $9,368 in the fiscal year ended March 31, 2009. Legal and accounting expenses for the fiscal year end March 31, 2010, amounted to $19,813 compared to $3,000 in the fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended March 31, 2011, we funded our operations from the proceeds of private sales of equity and/or convertible notes. We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended March 31, 2011, we raised net cash of $265,000 from financing activities. Net cash from financing activities reflected an increase in notes payable of $250,000 and increase in due to stock holder of $15,000.

We raised $250,000 during the year ended March 31, 2011 from the issuance of convertible notes. Subsequent to the fiscal year end, we raised an additional $100,000 from the issuance of convertible notes.

Our current cash requirements are significant due to the planned development and expansion of our business. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with our operational needs. Such working capital will most likely be obtained through equity or debt financings until such time as our operations are producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

CAPITAL REQUIREMENTS

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We expect our initial capital requirements will be for intellectual property development, initial field trials and planning and readiness development for the commercialization that we hope to begin in year three. We plan to fund such activities through various forms of financing including equity, convertible debt, bank loans, lines of credit and other options that may be available to us. Subsequently, we will require additional capitalization to expand our commercial production to reach our target of 5,000 Ha in Vietnam.

We have no assurance that financing will be available to us, or if available, on terms acceptable to us. If financing is not available to us, or on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could also result in additional dilution to our existing shareholders.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

CRITICAL ACCOUNTING ESTIMATES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of our financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 30, 2011; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 30, 2011.

REVENUE RECOGNITION

We follow paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

INCOME TAXES

We account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

We adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

COMMITMENTS AND CONTINGENCIES

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

In performing the above-referenced assessment, our management identified the following material weaknesses:

     i) We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
     ii) We did not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B -- OTHER INFORMATION

None.

                                    PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person                     Age                    Position
------                     ---                    --------
George Blankenbaker        46      Director, President, Secretary and Treasurer

The information below with respect to our sole director includes such director's experience, qualifications, attributes, and skills that led us to the conclusion that he should serve as a director.

GEORGE BLANKENBAKER - PRESIDENT, SECRETARY, TREASURER AND DIRECTOR

Mr. Blankenbaker became our President, Secretary, Treasurer and Director in June, 2011. Since November 2008, Mr. Blankenbaker has been leading the development of high Reb-A stevia farming in Vietnam, where he imported the Morita variety to trial in 2008 and signed a contract to supply stevia leaf to PureCircle, the industry's leading refiner, in 2009. Mr. Blankenbaker was raised on a farm and became involved in large scale commercial agriculture in 2002 when he began working with the Agri-Food Veterinary Authority of Singapore (AVA) to provide strategically important food supplies to Singapore and has extensive experience managing agriculture projects in South East Asia. Mr. Blankenbaker received a Bachelors of Science in Business Finance from Indiana University in 1988, where he also studied Asian Political Science. Mr. Blankenbaker's recent activities and experience in Vietnam have laid the groundwork for the Company's current business strategy, and his in-depth knowledge of such matters will be invaluable to our Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than as set forth above, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

COMMITTEES OF THE BOARD

Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2011 or during the two months ended May 31, 2011. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the Board.

AUDIT COMMITTEE

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established. Mr. Blankenbaker does not meet the definition of an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In connection with his acquisition of 1,600,000 (pre-split) shares of our common stock on August 2, 2008 and his appointment as an officer and director of the Company, Mohanad Shurrab was required to file a Form 3 no later than August 12, 2008. Mr. Shurrab filed the Form 3 on September 2, 2008.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of March 31, 2011, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to
Section 16(a) of the Securities Exchange Act.

CODE OF ETHICS

Given the current size of the Company and the fact that Mr. Blankenbaker is currently our sole officer, director and employee, we have not found it necessary to adopt a Code of Ethics at this time. We will continue to review the advisability of adopting a Code of Ethics as our Company grows.

ITEM 11 -- EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding Board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

EXECUTIVE COMPENSATION - FORMER EXECUTIVE OFFICERS

No director, officer or employee of the Company received compensation during the fiscal year ended March 31, 2011.

EXECUTIVE COMPENSATION - CURRENT EXECUTIVE OFFICERS

Pursuant to the Letter of Intent entered into on February 14, 2011, between the Company and Mr. Blankenbaker, included in on our periodic report on Form 8-K, as filed with the SEC on February 18, 2011, which is hereby incorporated by reference, we plan to establish either a stock or cash bonus plan for Mr. Blankenbaker which would compensate him upon the achievement of certain project milestones.

Other than as set forth above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

EMPLOYMENT AGREEMENTS

None of our executive officers currently have employment agreements with us and the manner and amount of compensation for the above-referenced new officer and director has not yet been determined.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. As a result, we have omitted this table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 27, 2011 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address                         Amount and Nature           Percentage
of Beneficial Owner (1)               of Beneficial Ownership        of Class(2)
-----------------------               -----------------------        -----------
George Blankenbaker                         12,000,000                 20.41%
President, Secretary, Treasurer,
and Director
6451 Buck Creek Pkwy
Indianapolis, IN 46227

Mohanad Shurrab                             23,000,000                 39.12%
P.O. Box 3571
Dubai, UAE

All Officers and Directors as a Group       12,000,000                 20.41%

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2) Based on 58,800,000 shares of our common stock outstanding as of June 23, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On June 23, 2011, we entered into the Exchange Agreement. As a result of the Share Exchange Transaction, the sole shareholder of BVI received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of BVI. Mr. Blankenbaker, our newly appointed officer and director, was the sole shareholder and officer of BVI. Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which are being held in escrow pending the achievement by the Company of certain business milestones. Effective at the closing of the Share Exchange Transaction, Mr. Blankenbaker was appointed as an officer of the Company and as a member of the Company's Board of Directors. In connection with the Share Exchange Transaction, Mohanad Shurrab, our former sole officer and director, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

The Supply Contract with PureCircle was originally executed by and between PureCircle and Waterland Holdings PTE Ltd. ("Waterland Holdings"). Mr. Blankenbaker is the Managing Director of Waterland Holdings. Waterland Holdings assigned the Supply Contract to Growers Synergy PTE Ltd ("Growers Synergy"). Mr. Blankenbaker is the Managing Director of Growers Synergy. Growers Synergy assigned the Supply Contract to BVI.

Other than as set forth above, no officer or director of the Company held any position with BVI or the Company prior to the Closing of the Share Exchange Transaction nor has he been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no family relationships between any of our former or current officers and directors.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation's of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evident in writing.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2011, we did not have any independent directors on our Board. Mr. Blankenbaker is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company's consolidated gross revenues.

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company for the fiscal periods shown.

                                             March 31, 2011     March 31, 2010
                                             --------------     --------------
     Audit Fees                                  $7,500              $    0
     Audit-- Related Fees                             0               1,500
     Tax Fees                                         0                   0
     All Other Fees                                   0                   0
                                                 ------              ------

          Total                                  $7,500              $1,500
                                                 ======              ======

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (1) Financial Statements are listed in the Index to Financial Statements of this report.

(B)  EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
2.1 Share Exchange Agreement dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

2.2 Make Good Escrow Agreement dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

3.1 Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the registrant's Registration Statement on Form S-1 filed on July 16, 2008 and the Registrant's Current Report on Form 8-K filed March 9, 2011)

3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2011)

10.1 Supply Agreement with PureCircle Sdn Bhd, dated February 20, 2009 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.2 Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.3 Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.4 Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.5 Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

21            List of Subsidiaries*

31 Rule 13(a)-- 14(a)/15(d)-- 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*

32            Section 1350 Certifications*

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STEVIA CORP.


Dated: July 14, 2011                    /s/ George Blankenbaker
                                        ----------------------------------------
                                        By:  George Blankenbaker
                                        Its: President
                                             (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                                 CAPACITY                                  DATE
---------                                                 --------                                  ----


/s/ George Blankenbaker                             President and Director                      July 14, 2011
-----------------------------------------           (Principal Financial Officer and
George Blankenbaker                                 Principal Accounting Officer)

                                  STEVIA CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             March 31, 2011 AND 2010
                            (Stated in U.S. Dollars)

                                  Stevia Corp.
                          Index to Financial Statements
                                 March 31, 2011

                                      INDEX

                                                                            Page
                                                                            ----
Independent Registered Public Accounting Firms' Reports                      F-2

Financial Statements

  Balance Sheets as of March 31, 2011 and 2009                               F-3

  Statements of Operations for the years ended March 31, 2011 and 2010 and
  for the period from May 21, 2007 (inception) to March 31, 2011             F-4

  Statements of Cash Flows for the years ended March 31, 2011 and 2010 and
  for the period from May 21, 2007 (inception) to March 31, 2011             F-5

  Statements of Changes in Stockholders' Deficit for the period from
  May 21, 2007 (inception) through March 31, 2011                            F-6

  Notes to Financial Statements                                              F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Stevia Corp.
(Formerly Interpro Management Corp.)
(A Development Stage Company)
Indianapolis, Indiana

We have audited the accompanying balance sheets of Stevia Corp. (formerly Interpro Management Corp.), a development stage company, (the "Company") as of March 31, 2011 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the fiscal years then ended and for the period from May 21, 2007 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stevia Corp. (formerly Interpro Management Corp.) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 21, 2007 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a deficit accumulated during the development stage at March 31, 2011 and has incurred losses since inception with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
----------------------------------
Li & Company, PC
Skillman, New Jersey
July 14, 2011

                                  Stevia Corp.
                      (Formerly Interpro Management Corp.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                        March 31,            March 31,
                                                                          2011                 2010
                                                                       ----------           ----------
Assets
  Cash                                                                 $  255,598           $    4,111
                                                                       ----------           ----------

Total Current Assets                                                      255,598                4,111
                                                                       ----------           ----------

Total Assets                                                           $  255,598           $    4,111
                                                                       ==========           ==========

Liabilities
  Accounts payable and accrued liabilities                             $   37,130           $   11,753
  Due to related party                                                     18,938                3,938
  Convertible note payable                                                250,000                   --
                                                                       ----------           ----------

Total Current Liabilities                                                 306,068               15,691
                                                                       ----------           ----------

Total Liabilities                                                         306,068               15,691
                                                                       ----------           ----------
Stockholders' Deficit
  Common stock at $0.001 par value: 100,000,000 shares authorized;
   79,800,000 shares issued and outstanding                                79,800               79,800
  Additional paid in capital                                              (25,800)             (25,800)
  Deficit accumulated during the development stage                       (104,470)             (65,580)
                                                                       ----------           ----------

Total Stockholders' Deficit                                               (50,470)             (11,580)
                                                                       ----------           ----------

Total Liabilities and  Stockholders' Deficit                           $  255,598           $    4,111
                                                                       ==========           ==========


               See accompanying notes to the financial statements

                                  Stevia Corp.
                      (Formerly Interpro Management Corp.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                       Period from
                                                                                       May 21, 2007
                                          Fiscal Year            Fiscal Year           (Inception)
                                            Ended                  Ended                 through
                                           March 31,              March 31,              March 31,
                                             2011                   2010                   2011
                                         ------------           ------------           ------------
Revenue                                  $         --           $         --           $         --
                                         ------------           ------------           ------------
Operating expenses
  Legal and accounting                         28,350                 19,813                 68,164
  Software and web design                          --                     --                  3,500
  General and administrative                    7,458                  9,773                 29,724
                                         ------------           ------------           ------------
Total operating expenses                       35,808                 29,586                101,388

Other (income) expense
  Interest expense                              3,082                     --                  3,082
                                         ------------           ------------           ------------
Total other (income) expense                    3,082                     --                  3,082
                                         ------------           ------------           ------------

Loss before income taxes                       38,890                 29,586                104,470

Provision for income taxes                         --                     --                     --
                                         ------------           ------------           ------------

Net loss                                 $    (38,890)          $    (29,586)          $   (104,470)
                                         ============           ============           ============

Net loss per common share -
 basic and diluted                       $      (0.00)          $      (0.00)
                                         ============           ============

Weighted common shares outstanding -
 basic and diluted                         79,800,000             79,800,000
                                         ============           ============


               See accompanying notes to the financial statements

                                  Stevia Corp.
                      (Formerly Interpro Management Corp.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
      For the period from May 21, 2007 (Inception) through March 31, 2011

                                                                                           Deficit
                                                                                         Accumulated      Total
                                                    Common Stock            Additional    During the   Stockholders'
                                                  --------------------       Paid in     Development      Equity
                                                  Shares        Amount       Capital        Stage        (Deficit)
                                                  ------        ------       -------        -----        ---------
Balance, May 21, 2007 (date of inception)               --     $     --     $      --     $      --     $      --

Shares  issued to founder on May 21, 2007
 at $0.0125 per share                           56,000,000       56,000       (36,000)           --        20,000

Net loss                                                                                     (9,626)       (9,626)
                                               -----------     --------     ---------     ---------     ---------
Balance, March 31, 2008                         56,000,000       56,000       (36,000)       (9,626)       10,374

Private placement on February 10, 2009
 at $0.05 per share                             23,800,000       23,800        10,200            --        34,000

Net loss                                                                                    (26,368)      (26,368)
                                               -----------     --------     ---------     ---------     ---------
Balance, March 31, 2009                         79,800,000       79,800       (25,800)      (35,994)       18,006

Net loss                                                                                    (29,586)      (29,586)
                                               -----------     --------     ---------     ---------     ---------

Balance, March 31, 2010                         79,800,000       79,800       (25,800)      (65,580)      (11,580)

Net loss                                                                                    (38,890)      (38,890)
                                               -----------     --------     ---------     ---------     ---------

Balance, March 31, 2011                         79,800,000     $ 79,800     $ (25,800)    $(104,470)    $ (50,470)
                                               ===========     ========     =========     =========     =========


               See accompanying notes to the financial statements

                                  Stevia Corp.
                      (Formerly Interpro Management Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                Period from
                                                                                                May 21, 2007
                                                       Fiscal Year          Fiscal Year         (Inception)
                                                         Ended                Ended               through
                                                        March 31,            March 31,            March 31,
                                                          2011                 2010                 2011
                                                       ----------           ----------           ----------
Cash Flows from Operating Activities:
  Net loss                                             $  (38,890)          $  (29,586)          $ (104,470)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in operating assets and liabilities
     Prepaid expenses                                          --                  230                   --
     Accounts payable and accrued liabilities              25,377                2,503               37,130
                                                       ----------           ----------           ----------

Net Cash Used in Operating Activities                     (13,513)             (23,848)             (67,340)
                                                       ----------           ----------           ----------
Cash Flows from Financing Activities:
  Increase in due to stockholder                           15,000                  100               18,938
  Proceeds from convertible note payable                  250,000                   --              250,000
  Proceeds from sale of common stock                           --                   --               54,000
                                                       ----------           ----------           ----------

Net Cash Provided By Financing Activities                 265,000                  100              322,938
                                                       ----------           ----------           ----------

NET CHANGE IN CASH                                        251,487              (26,753)             255,598

CASH AT BEGINNING OF PERIOD                                 4,111               30,864                   --
                                                       ----------           ----------           ----------

CASH AT END OF PERIOD                                  $  255,598           $    4,111           $  255,598
                                                       ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for
  Interest                                             $       --           $       --           $       --
                                                       ==========           ==========           ==========
  Income taxes                                         $       --           $       --           $       --
                                                       ==========           ==========           ==========


               See accompanying notes to the financial statements

                                  Stevia Corp.
                      (Formerly Interpro Management Corp.)
                          (A Development Stage Company)
                             March 31, 2011 and 2010
                          Notes to Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

Stevia Corp. (formerly Interpro Management Corp) ("the Company"), incorporated in the State of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization's efficiency through planning and monitoring the daily operations of a business.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company's significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of office equipment, and underlying assumptions to estimate the fair value of warrants and options. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS MEASURED ON A RECURRING BASIS

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company's convertible note payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

FISCAL YEAR END

The Company elected March 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that require new disclosures as follows:

     1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level
     2. fair value measurements and describe the reasons for the transfers. 2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level
          3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28, INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): WHEN TO PERFORM STEP 2 OF THE GOODWILL IMPAIRMENT TEST FOR REPORTING UNITS WITH ZERO OR NEGATIVE CARRYING AMOUNTS ("ASU 2010-28"). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29, BUSINESS COMBINATIONS (TOPIC 805): DISCLOSURE OF SUPPLEMENTARY PRO FORMA INFORMATION FOR BUSINESS COMBINATIONS ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $104,470 at March 31, 2011, a net loss of $38,890 and net cash used in operating activities of $13,513 for the fiscal year then ended, respectively, with no revenues earned since inception.

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

NOTE 4 - DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and due on demand.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On February 14, 2011, the Company issued a convertible note for $250,000. The note bears interest at 10% per annum and is due on February 14, 2012.

The note may be converted into common stock of the Company should the Company complete a private placement with gross proceeds of at least $100,000. The conversion price shall be the same as the private placement price on a per share basis.

At March 31, 2011, $3,082 of interest has been accrued on the loan payable which is included in accounts payable and accrued liabilities.

NOTE 6 - INCOME TAXES

DEFERRED TAX ASSETS

At March 31, 2011, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $104,470 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $35,520 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance of $35,520.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $13,223 and $10,059 for the fiscal years ended March 31, 2011 and 2010.

Components of deferred tax assets as of March 31, 2011 and 2010 are as follows:

                                                    March 31,        March 31,
                                                      2011             2010
                                                    --------         --------
Net deferred tax assets - Non-current:

Expected income tax benefit from NOL
 carry-forwards                                     $ 35,520         $ 22,297

Less valuation allowance                             (35,520)         (22,297)
                                                    --------         --------

Deferred tax assets, net of valuation allowance     $     --         $     --
                                                    ========         ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

         A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                 For the Fiscal   For the Fiscal
                                                   Year Ended       Year Ended
                                                    March 31,        March 31,
                                                      2011             2010
                                                    --------         --------

Federal statutory income tax rate                       34.0%            34.0%

Change in valuation allowance on net operating
 loss carry-forwards                                   (34.0)%          (34.0)%
                                                    --------         --------
Effective income tax rate                                0.0%             0.0%
                                                    ========         =========

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed., as follows:

On June 23, 2011 (the "Closing Date"), the Company closed a voluntary share exchange transaction with Stevia Ventures International Ltd., a business company incorporated in the British Virgin Islands ("BVI") pursuant to a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, BVI and George Blankenbaker, the stockholder of BVI (the "BVI Stockholder"). BVI owns certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

For accounting purposes, the Share Exchange Transaction has been accounted for as an acquisition of BVI by the Registrant under the reverse acquisition method for business combinations, with BVI being the accounting acquirer, as set forth in paragraph 805-40-45-1 of the FASB Accounting Standards Codification.

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
2.1 Share Exchange Agreement dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

2.2 Make Good Escrow Agreement dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

3.1 Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the registrant's Registration Statement on Form S-1 filed on July 16, 2008 and the Registrant's Current Report on Form 8-K filed March 9, 2011)

3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to the registrant's Current Report on Form 8-K filed on March 22, 2011)

10.1 Supply Agreement with PureCircle Sdn Bhd, dated February 20, 2009 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.2 Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.3 Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.4 Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.5 Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

21            List of Subsidiaries*

31 Rule 13(a)-- 14(a)/15(d)-- 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*

32            Section 1350 Certifications*

----------
*    Filed herewith