Form 10-Q
period 2011-06-30
Stevia Corp
filed 2011-08-15
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 25, 2011
           -----                                    ----------------------------
Common stock, $.001 par value                                 58,800,000

                                  STEVIA CORP.
                                    FORM 10-Q

                                  June 30, 2011

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements............................................      4

     Condensed Balance Sheets as of June 30, 2011 (Unaudited) and
     March 31, 2011 Audited).............................................      5

     Condensed Statements of Operations for the three month periods ended June 30, 2011 and 2010 and for the period from May 21, 2007
     (inception) to June 30, 2011 (Unaudited)............................      6

     Condensed Statements of Cash Flows for the three month periods ended June 30, 2011 and 2010 and for the period from May 21, 2007
     (inception) to June 30, 2011 (Unaudited)............................      7

     Condensed Statements of Stockholders' Equity (Deficit) for the
     three month period ended June 30, 2011 and for the period from
     May 21, 2007 (inception) to June 30, 2011 (Unaudited)...............      8

     Notes to Financial Statements.......................................      9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     18

Item 4.  Controls and Procedures.........................................     18

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     20

Item 1A. Risk Factors....................................................     20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     20

Item 3.  Defaults Upon Senior Securities.................................     20

Item 4.  Reserved........................................................     20

Item 5.  Other Information...............................................     20

Item 6.  Exhibits........................................................     20

Signatures...............................................................     21

                           FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on July 14, 2011.

As used in this Form 10-Q, "we," "us" and "our" refer to Stevia Corp., which is also sometimes referred to as the "Company."

     YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  STEVIA CORP.
                          (A Development Stage Company)
                                  June 30, 2011
                   Index to Consolidated Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Consolidated Balance Sheet at June 30, 2011 (Unaudited)..................   5

Consolidated Statement of Operations for the Period from April 11, 2011
(Inception) through June 30, 2011 (Unaudited) ...........................   6

Consolidated Statement of Stockholders' Deficit for the Period from
April 11, 2011 (Inception) through June 30, 2011 (Unaudited).............   7

Consolidated Statement of Cash Flows for the Period from April 11, 2011
(Inception) through June 30, 2011 (Unaudited)............................   8

Notes to the Consolidated Financial Statements (Unaudited)...............   9

                                  Stevia Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                   June 30, 2011
                                                                   -------------
Assets
  Cash                                                               $ 353,098
                                                                     ---------

Total Current Assets                                                   353,098
                                                                     ---------

Total Assets                                                         $ 353,098
                                                                     =========

Liabilities
  Accounts payable and accrued liabilities                           $ 116,190
  Due to related party                                                  18,938
  Convertible notes payable                                            350,000
                                                                     ---------

Total Current Liabilities                                              485,128
                                                                     ---------

Total Liabilities                                                      485,128
                                                                     ---------
Stockholders' Deficit
  Common stock at $0.001 par value: 100,000,000 shares authorized;
    58,800,000 shares issued and outstanding                            58,800
  Additional paid in capital                                          (176,988)
  Deficit accumulated during the development stage                     (13,842)
                                                                     ---------

Total Stockholders' Deficit                                           (132,030)
                                                                     ---------

Total Liabilities and  Stockholders' Deficit                         $ 353,098
                                                                     =========


         See accompanying notes to the consolidated financial statements

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Operations

                                                                 Period from
                                                                April 11, 2011
                                                                 (Inception)
                                                                   through
                                                                June 30, 2011
                                                                -------------

Revenue                                                         $         --
                                                                ------------
Operating expenses
  Professional fees                                                   13,071
  General and administrative                                             100
                                                                ------------
Total operating expenses                                              13,171

Other (income) expense:
  Interest expense                                                       671
                                                                ------------
Total other (income) expense                                             671
                                                                ------------

Loss before income taxes                                              13,842

Provision for income taxes                                                --
                                                                ------------

Net loss                                                        $    (13,842)
                                                                ============

Net loss per common share - basic and diluted                   $      (0.00)
                                                                ============

Weighted common shares outstanding - basic and diluted            55,800,000
                                                                ============


         See accompanying notes to the consolidated financial statements

                                  Stevia Corp.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Deficit
      For the period from April 11, 2011 (Inception) through June 30, 2011

                                                                                              Deficit
                                                                                            Accumulated
                                                                              Additional     During the      Total
                                                       Common Stock            Paid in      Development   Stockholders'
                                                   Shares        Amount        Capital         Stage         Deficit
                                                   ------        ------        -------         -----         -------
Balance, April 11, 2011 (date of inception)             100     $    100     $       --      $      --     $      100

Reverse acquisition                              58,799,900       58,700       (176,988)            --       (118,288)

Net loss                                                                                       (13,842)       (13,842)
                                                -----------     --------     ----------      ---------     ----------

Balance, June 30, 2011                           58,800,000     $ 58,800     $ (176,988)     $ (13,842)    $ (132,030)
                                                ===========     ========     ==========      =========     ==========


         See accompanying notes to the consolidated financial statements

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                    Period from
                                                                  April 11, 2011
                                                                    (Inception)
                                                                      through
                                                                   June 30, 2011
                                                                   -------------
Cash Flows from Operating Activities:
  Netloss                                                           $ (13,842)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                          13,742
                                                                    ---------
Net Cash Used in Operating Activities                                    (100)
                                                                    ---------

Cash Flows from Investing Activities:
  Cash received from reverse acquisition                                3,198
                                                                    ---------
Net Cash Provided By Investing Activities                               3,198
                                                                    ---------

Cash Flows from Financing Activities:
  Proceeds from convertible note payable                              350,000
                                                                    ---------
Net Cash Provided By Financing Activities                             350,000
                                                                    ---------

NET CHANGE IN CASH                                                    353,098

CASH AT BEGINNING OF PERIOD                                                --
                                                                    ---------

CASH AT END OF PERIOD                                               $ 353,098
                                                                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $      --
                                                                    =========
  Income taxes paid                                                 $      --
                                                                    =========


         See accompanying notes to the consolidated financial statements

                                  Stevia Corp.
                          (A Development Stage Company)
                                  June 30, 2011
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Stevia Corp. (formerly Interpro Management Corp) (the "Company"), incorporated in the State of Nevada on May 21, 2007, is a company with business activities focused on developing and offering web based software that will be designed to be an online project management tool used to enhance an organization's efficiency through planning and monitoring the daily operations of a business.

On June 23, 2011 (the "Closing Date"), the Company closed a voluntary share exchange transaction with Stevia Ventures International Ltd. ("Ventures"), a business company incorporated in the British Virgin Islands ("BVI") pursuant to a Share Exchange Agreement (the "Exchange Agreement") by and among the Company, BVI and George Blankenbaker, the stockholder of BVI (the "BVI Stockholder"). BVI owns certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia. The Company issued 12,000,000 common shares for 100% of the issued and outstanding shares of Stevia Ventures International Ltd.

For accounting purposes, the Share Exchange Transaction has been accounted for as an acquisition of BVI by the Registrant under the reverse acquisition method for business combinations, with BVI being the accounting acquirer, as set forth in paragraph 805-40-45-1 of the FASB Accounting Standards Codification. The results of operations of Stevia Corp. have been included in the consolidated financial statements since the date of the reverse acquisition. The historical financial statements of Ventures are presented as the historical financial statements of the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the period from April 11, 2011 (inception) through April 30, 2011 and notes thereto contained in the Company's Report on Form 8-K as filed with the SEC on June 29, 2011.

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

The Company's significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

There were no potentially dilutive shares outstanding as of June 30, 2011.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $13,842 at June 30, 2011 and a net loss of $13,842 for the interim period then ended, respectively, with no revenues earned since inception.

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

NOTE 5 - CONVERTIBLES NOTE PAYABLE

On February 14, 2011, the Company issued a convertible note for $250,000. The note bears interest at 10% per annum and is due on February 14, 2012.

The note may be converted into common stock of the Company should the Company complete a private placement with gross proceeds of at least $100,000. The conversion price shall be the same as the private placement price on a per share basis.

On June 23, 2011, the Company issued a convertible note for $100,000. The note bears interest at 10% per annum and is due on June 23, 2012.

The note may be converted into common stock of the Company should the Company complete a private placement with gross proceeds of at least $100,000. The conversion price shall be the same as the private placement price on a per share basis.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Our initial farming efforts and farm management service are focused in Vietnam and Indonesia. We plan to partner with leading refiners to create a reliable purchasing source for both the stevia we grow as well as that produced by our contract grower partners using our methods and technologies. In Vietnam we have established several nurseries and test fields in several provinces through our grower partners. We are also in final discussions with two major institutes to enter into formal cooperative agreements for stevia research and development.

Our initial focus and capital expenditures will be directed toward intellectual property development which will attempt to identify optimal cultivar varieties for intended growing sites, develop and test propagation protocols, develop cultivation technology including an intercropping system and regional adaptability test, and develop post-harvest and refinery processes. Once such protocols and technologies are established, we plan to expand our commercial farming of stevia using such intellectual property, with the goal of 5,000 Ha of production by the end of our sixth fiscal year, while also marketing such farming methods and technologies to other stevia farmers.

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

FINANCIAL CONDITION AS OF JUNE 30, 2011

We reported total current assets of $353,098 at June 30, 2011 consisting of cash. Total current liabilities reported of $485,128 consisted of accounts payable and accrued liabilities of $116,190, due to related party of $18,938 and convertible note payable of $350,000. We had a working capital deficit of $132,030 at June 30, 2011.

Stockholders' Deficiency was $132,030 at June 30, 2011.

CASH AND CASH EQUIVALENTS

As of June 30, 2011, we had cash of $353,098. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

As  a  development  stage  company,   we  currently  have  limited   operations,
principally directed at potential acquisition targets and revenue-generating opportunities.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

PERIOD FROM INCEPTION (APRIL 11, 2011) TO JUNE 30, 2011

During the period from inception (April 11, 2011) to June 30, 2011, we incurred a comprehensive loss of $13,842. This loss was largely attributed to professional fees associated with our formation and related transactions of $13,071.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2011 we have $353,098 in cash and $485,128 in current liabilities. As at June 30, 2011, our total assets were $353,098 and our total liabilities were $485,128. Our net working capital deficiency as at June 30, 2011 was, on a pro forma basis, $132,030.

Our current cash requirements are significant due to the planned development and expansion of our business, including intellectual property development, initial field trials and planning and readiness development for the commercialization that we hope to begin in year three. During the three month period ended June 30, 2011, we funded our operations from the proceeds of convertible notes. Additionally, we raised $100,000 during the three month period ended June 30, 2011 from the issuance of convertible notes. We are currently reliant on short term financing arrangements to meet our short-term and long-term obligations. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the three month period ended June 30, 2011, we used net cash of $100 in operating activities. Net cash from Investing activities totaled $3,198. Net cash received from financing activities reflected an increase in notes payable of $350,000.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. We will require additional capital to expand our commercial production to reach our target of 5,000 Ha in Vietnam. In order to execute on our business strategy, we will require additional working capital, commensurate with our operational needs. Such working capital will most likely be obtained through equity or debt financings until such time as our operations are producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

OFF-BALANCE SHEET ARRANGEMENTS

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended March 31, 2011. As of, and for the three months ended June 30, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the three month period ending June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number                        Name
--------------                        ----

2.1(1)          Share Exchange Agreement dated June 23, 2011

2.2(1)          Make Good Escrow Agreement dated June 23, 2011

3.1(2)          Articles of Incorporation, including all amendments to date

3.2(3)          Amended and Restated Bylaws

10.1(1) Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011

31              Rule  13a-14(a)/15d-14(a)   Certification  (Principal  Executive
                Officer and Principal Financial Officer)

32              Section 1350 Certifications

101(4)          Interactive data files pursuant to Rule 405 of Regulation S-T.

Footnotes to Exhibits Index

(1) Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2011.
(2) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(4)  To be filed by Amendment

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STEVIA CORP.


Dated: August 15, 2011         /s/ George Blankenbaker
                               -------------------------------------------------
                          By:  George Blankenbaker
                          Its: President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)