Form 10-Q/A
period 2011-06-30
Stevia Corp
filed 2011-09-06
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

2.2(1)          Make Good Escrow Agreement dated June 23, 2011

3.1(2)          Articles of Incorporation, including all amendments to date

3.2(3)          Amended and Restated Bylaws

10.1(1) Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011

31(4)           Rule  13a-14(a)/15d-14(a)   Certification  (Principal  Executive
                Officer and Principal Financial Officer)

32(4)           Section 1350 Certifications

101             Interactive data files pursuant to Rule 405 of Regulation S-T.

Footnotes to Exhibits Index

(1) Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2011.
(2) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 15, 2011.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STEVIA CORP.


Dated: September 6, 2011       /s/ George Blankenbaker
                               -------------------------------------------------
                          By:  George Blankenbaker
                          Its: President, Secretary, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)