Form 10-Q
period 2011-09-30
Stevia Corp
filed 2011-11-21
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-53781

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

                                 (888) 250-2566
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
        None                                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Non-accelerated filer [ ]                          Accelerated filer [ ]

Large accelerated filer [ ]                        Smaller Reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 2011
            -----                                -------------------------------
Common stock, $.001 par value                              52,800,000

                                   STEVIA CORP.
                                    FORM 10-Q

                               SEPTEMBER 30, 2011

                                      INDEX

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements................................................ 4

          Consolidated Balance Sheets as of September 30, 2011 (Unaudited).... 5

          Consolidated Statements of Operations for the Three Months
          Ended September 30, 2011 and for the Period from April 11, 2011
          (inception) through September 30, 2011 (Unaudited).................. 6

          Consolidated Statements of Stockholders' Equity (Deficit) for
          the period from April 11, 2011 (inception) through
          September 30, 2011 (Unaudited)...................................... 7

          Consolidated Statements of Cash Flows for the period from April 11, 2011 (inception) through September 30, 2011 (Unaudited)... 8

          Notes to the Consolidated Financial Statements (Unaudited).......... 9

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........25

Item 4.   Controls and Procedures.............................................25

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................26

Item 1A.  Risk Factors........................................................26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........26

Item 3.   Defaults Upon Senior Securities.....................................27

Item 4.   Reserved............................................................27

Item 5.   Other Information...................................................27

Item 6.   Exhibits............................................................27

Signatures....................................................................28

                           FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading "Risk Factors" in our Current Report on Form 8-K filed on June 29, 2011.

As used in this Form 10-Q, "we," "us" and "our" refer to Stevia Corp., which is also sometimes referred to as the "Company."

     YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Stevia Corp.

                          (A Development Stage Company)

                               September 30, 2011

                   Index to Consolidated Financial Statements

Contents                                                                    Page
--------                                                                    ----

Consolidated Balance Sheet at September 30, 2011 (Unaudited) ................. 5

Consolidated Statements of Operation for the Three Months Ended
 September 30, 2011 and for the Period from April 11, 2011 (Inception)
 through September 30, 2011 (Unaudited) ...................................... 6

Consolidated Statement of Stockholders' Equity (Deficit) for the Period
 from April 11, 2011 (Inception) through September 30, 2011 (Unaudited) ...... 7

Consolidated Statement of Cash Flows for the Period from April 11, 2011
 (Inception) through September 30, 2011 (Unaudited) .......................... 8

Notes to the Consolidated Financial Statements (Unaudited) ................... 9

                                  Stevia Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                           September 30,
                                                                               2011
                                                                            ----------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                      $   76,629
  Accounts receivable                                                            1,300
  Prepaid expenses                                                               5,527
                                                                            ----------
      TOTAL CURRENT ASSETS                                                      83,456
                                                                            ----------
WEBSITE DEVELOPMENT COSTS
  Website development costs                                                      5,315
  Accumulated amortization                                                        (267)
                                                                            ----------
      WEBSITE DEVELOPMENT COSTS, NET                                             5,048
                                                                            ----------

      TOTAL ASSETS                                                          $   88,504
                                                                            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                          $   26,043
  Accounts payable - related party                                              40,000
  Accrued expenses                                                              19,078
  Advances from president and significant stockholder                           18,938
  Convertible notes payable                                                    350,000
                                                                            ----------
      TOTAL CURRENT LIABILITIES                                                454,059
                                                                            ----------
STOCKHOLDERS' DEFICIT
  Common stock at $0.001 par value: 100,000,000 shares authorized,
   52,800,000 shares issued and outstanding                                     52,800
  Additional paid-in capital                                                  (170,988)
  Deficit accumulated during the development stage                            (247,367)
                                                                            ----------
      TOTAL STOCKHOLDERS' DEFICIT                                             (365,555)
                                                                            ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   88,504
                                                                            ==========


            See accompanying notes to the financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                           For the Period from
                                                         For the             April 11, 2011
                                                       Three Months            (inception)
                                                          Ended                  through
                                                       September 30,          September 30,
                                                           2011                    2011
                                                       ------------           ------------
                                                       (Unaudited)             (Unaudited)
Revenues eaarned during the development stage          $      1,300           $      1,300
Cost of services during the development stage                60,000                 60,000
                                                       ------------           ------------
Gross profit                                                (58,700)               (58,700)

OPERATING EXPENSES:
  Professional fees                                          39,658                 52,729
  Research and development                                  105,197                105,197
  General and administrative                                 21,193                 21,293
                                                       ------------           ------------
TOTAL OPERATING EXPENSES                                    166,048                179,219
                                                       ------------           ------------
Loss from operations                                       (224,748)              (237,919)

OTHER (INCOME) EXPENSE
  Interest expense                                            8,822                  9,493
  Interest income                                               (45)                   (45)
                                                       ------------           ------------
TOTAL OTHER (INCOME) EXPENSE                                  8,777                  9,448
                                                       ------------           ------------

Loss before income taxes                                   (233,525)              (247,367)
Income tax provision                                             --                     --
                                                       ------------           ------------

NET LOSS                                               $   (233,525)          $   (247,367)
                                                       ============           ============
NET LOSS PER COMMON SHARE
  - Basic and diluted                                  $      (0.00)          $      (0.01)
                                                       ============           ============
WEIGHTED COMMON SHARES OUTSTANDING
  - basic and diluted                                    52,800,000             32,938,080
                                                       ============           ============


               See accompanying notes to the financial statements

                                  Stevia Corp.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
    For the Period from April 11, 2011 (Inception) through September 30, 2011
                                   (Unaudited)

                                              Common Stock,                              Deficit
                                            $0.001 Par Value                           Accumulated          Total
                                         ----------------------        Additional      During the        Stockholders'
                                        Number of                       Paid-in        Development         Equity
                                         Shares          Amount         Capital           Stage           (Deficit)
                                         ------          ------         -------           -----           ---------
Balance, April 11, 2011 (inception)     6,000,000     $     6,000     $    (5,900)     $        --       $       100

Common shares deemed issued in
 reverse acquisition                   79,800,000          79,800        (198,088)              --          (118,288)

Common shares cancelled in
 reverse acquisition                  (33,000,000)        (33,000)         33,000               --                --

Net loss                                       --              --              --         (247,367)         (247,367)
                                      -----------     -----------     -----------      -----------       -----------

Balance, September 30, 2011            52,800,000     $    52,800     $  (170,988)     $  (247,367)      $  (365,555)
                                      ===========     ===========     ===========      ===========       ===========


               See accompanying notes to the financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows


                                                             For the Period from
                                                                April 11, 2011
                                                                 (inception)
                                                                   through
                                                                September 30,
                                                                    2011
                                                                 ----------
                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (247,367)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Amortization expense                                               267
  Changes in operating assets and liabilities:
     Accounts receivable                                             (1,300)
     Prepaid expenses                                                (5,527)
     Accounts payable                                               (69,715)
     Accounts payable - related parties                              40,000
     Accrued expenses                                                12,388
                                                                 ----------
           NET CASH USED IN OPERATING ACTIVITIES                   (271,254)
                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Website development costs                                          (5,315)
  Cash received from reverse acquisition                              3,198
                                                                 ----------
           NET CASH USED IN INVESTING ACTIVITIES                     (2,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from president and stockholder                           350,000
                                                                 ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                350,000
                                                                 ----------

Net change in cash                                                   76,629
Cash at beginning of period                                              --
                                                                 ----------

Cash at end of period                                            $   76,629
                                                                 ==========

Supplemental disclosure of cash flows information:
  Interest paid                                                  $       --
                                                                 ==========
  Income tax paid                                                $       --
                                                                 ==========


               See accompanying notes to the financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                               September 30, 2011
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OPERATIONS

STEVIA CORP. (FORMERLY INTERPRO MANAGEMENT CORP.)

     Interpro Management Corp ("Interpro") was incorporated under the laws of the State of Nevada on May 21, 2007. Interpro focused on developing and offering web based software that was designed to be an online project management tool used to enhance an organization's efficiency through planning and monitoring the daily operations of a business. The Company discontinued its web-based software business upon the acquisition of Stevia Ventures International Ltd. on June 23, 2011.

     On March 4, 2011, Interpro amended its Articles of Incorporation, and changed its name to Stevia Corp. ("Stevia" or the "Company") and effectuated a 35 for 1 forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split").

     All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

STEVIA VENTURES INTERNATIONAL LTD.

     Stevia Ventures International Ltd. ("Ventures") was incorporated on April 11, 2011 under the laws of the Territory of the British Virgin Islands ("BVI"). Ventures owns certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

ACQUISITION OF STEVIA VENTURES INTERNATIONAL LTD. RECOGNIZED AS A REVERSE ACQUISITION

     On June 23, 2011 (the "Closing Date"), the Company closed a voluntary share exchange transaction with Stevia Ventures International Ltd. ("Ventures") pursuant to a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Ventures and George Blankenbaker, the stockholder of Ventures (the "Ventures Stockholder").

     Immediately before the Share Exchange Transaction, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Transaction, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

     As  a  result  of  the  Share  Exchange  Transaction,  the  Company  issued
12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Stevia Ventures International Ltd. Of the 12,000,000 common shares issued in connection with the Share Exchange Agreement, 6,000,000 of such shares are being held in escrow pending the achievement by the Company of certain post-Closing business milestones (the "Milestones"), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures' Stockholder (the "Escrow Agreement"). Even though the shares issued only represented approximately 20.4% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement the stockholder of Ventures completely took over and controlled the board of directors and management of the Company upon acquisition.

     As a result of the control of the then Ventures's Stockholder, for financial statement reporting purposes, the merger between the Company and Ventures has been treated as a reverse acquisition with Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Ventures (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Ventures which are recorded at historical cost. The equity of the Company is the historical equity of Ventures retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all accounts of Ventures as of September 30, 2011 and for the period from April 11, 2011 (inception) through September 30, 2011 and all accounts of Stevia as of September 30, 2011 and for the period from June 23, 2011 (date of acquisition) through September 30, 2011. All inter-company balances and transactions have been eliminated.

DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

     The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

     The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011.

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

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include website development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

     The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

     The key assumptions used in management's estimates of projected cash flow deal largely with forecasts of sales levels and gross margins. These forecasts are typically based on historical trends and take into account recent developments as well as management's plans and intentions. Other factors, such as increased competition or a decrease in the desirability of the Company's products or services, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

     The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

FISCAL YEAR END

     The Company elected March 31 as its fiscal year ending date.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

     Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

     There was no allowance for doubtful accounts at September 30, 2011.

     The Company does not have any off-balance-sheet credit exposure to its customers.

WEBSITE DEVELOPMENT COSTS

     Website development costs are stated at cost less accumulated amortization. The cost of the website development is amortized on a straight-line basis over its estimated useful life of five (5) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

REVENUE RECOGNITION

     The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

RESEARCH AND DEVELOPMENT

     The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 "ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS") and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 "RESEARCH AND DEVELOPMENT ARRANGEMENTS") for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions. The research and development arrangements usually involve one specific research and development project for the development of a plant's growing protocol. Often times, the Company makes non-refundable advances upon signing of these arrangements. The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES") for those non-refundable advances. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered. If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

FOREIGN CURRENCY TRANSACTIONS

     The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's functional and reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

     The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

     * The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.
     * The expected volatility is based on a combination of the historical volatility of the comparable companies' stock over the contractual life of the options.
     * The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
     * The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

     The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

     The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification ("Section 505-50-30").

     Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

     Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

INCOME TAXES

     The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date.

     The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

LIMITATION ON UTILIZATION OF NOLS DUE TO CHANGE IN CONTROL

     Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

     The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the period from April 11, 2011 (inception) through September 30, 2011 as they were anti-dilutive:

Potentially outstanding dilutive common shares
                                                                     For the
                                                                   Period from
                                                                 April 11, 2011
                                                                   (inception)
                                                                     through
                                                                  September 30,
                                                                      2011
                                                                   ----------
Make Good Escrow  Agreement  shares  issued and held with the escrow agent  on June  23,  2011 in  connection  with  the
 Share  Exchange Agreement   pending  the  achievement  by
 the  Company  of  certain post-Closing business milestones
 (the "Milestones").                                                6,000,000

Sub-total - Make Good Escrow Agreement shares                       6,000,000
                                                                   ----------

Total potentially outstanding dilutive common shares                6,000,000
                                                                   ==========

CASH FLOWS REPORTING

     The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

SUBSEQUENT EVENTS

     The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 "FAIR VALUE MEASUREMENT" ("ASU 2011-04"). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

     This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, FAIR VALUE MEASUREMENT, including the following revisions:

     * An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity's net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity's net, rather than gross, exposure to those risks.
     * In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
     *    Additional disclosures about fair value measurements.

     The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

     In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income
(OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

     The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2011, a net loss and net cash used in operating activities for the period from April 11, 2011 (inception) through September 30, 2011.

     While the Company is attempting to commence operations and generate sufficient revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

     The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - WEBSITE DEVELOPMENT COSTS

     Website development costs, stated at cost, less accumulated amortization at September 30, 2011, consisted of the following:

                                                                  September 30,
                                                                      2011
                                                                    --------
     Website development costs                                      $  5,315
     Accumulated amortization                                           (267)
                                                                    --------

                                                                    $  5,048
                                                                    ========

AMORTIZATION EXPENSE

     Amortization   expense  was  $267  for  the  period  from  April  11,  2011
(inception) through September 30, 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

     Related parties with whom the Company had transactions are:

Related Parties                                Relationship
---------------                                ------------
George Blankenbaker              President and major stockholder of the Company

Leverage Investments LLC         An entity owned and controlled by president and
                                 major stockholder of the Company

Growers Synergy Pte Ltd.         An entity owned and controlled by president and
                                 major stockholder of the Company

ADVANCES FROM STOCKHOLDER

     From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

LEASE OF CERTAIN OFFICE SPACE FROM LEVERAGE INVESTMENTS, LLC

     The Company leased certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis.

CONSULTING SERVICES FROM GROWERS  SYNERGY PTE LTD.

     Consulting services provided by Growers Synergy Pte Ltd. for the period from April 11, 2011 (inception) through September 30, 2011 is as follows:

                                                                  September 30,
                                                                      2011
                                                                    --------

Consulting services received and consulting fees booked             $ 60,000
                                                                    --------

                                                                    $ 60,000
                                                                    ========

NOTE 6 - CONVERTIBLE NOTES PAYABLE

     On February 14, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance.

     On June 23, 2011, the Company issued a convertible note in the amount of $100,000 with interest at 10% per annum due one (1) year from the date of issuance.

     The notes may be converted into common shares of the Company should the Company complete a private placement with gross proceeds of at least $100,000. The conversion price shall be the same as the private placement price on a per share basis.

     As of September 30, 2011, the Company did not complete any private placement.

NOTE 7 - STOCKHOLDERS' DEFICIT

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $.001 per share.

COMMON STOCK

     Immediately before the Share Exchange Transaction, the Company had 79,800,000 common shares issued and outstanding on June 23, 2011. Simultaneously with the Closing of the Share Exchange Transaction, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

     As  a  result  of  the  Share  Exchange  Transaction,  the  Company  issued
12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Stevia Ventures International Ltd. Of the 12,000,000 common shares issued in connection with the Share Exchange Agreement, 6,000,000 of such shares are being held in escrow ("Escrow Shares") pending the achievement by the Company of certain post-Closing business milestones (the "Milestones"), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures' Stockholder (the "Escrow Agreement").

     As of September 30, 2011, none of the 6,000,000 Escrow Shares had been released to Ventures stockholder or the Company.

NOTE 8 - RESEARCH AND DEVELOPMENT

AGRIBUSINESS DEVELOPMENT AGREEMENT - AGRO GENESIS PTE LTD.

     On July 16, 2011, the Company entered into an Agribusiness Development Agreement (the "Agribusiness Development Agreement") with Agro Genesis Pte Ltd. ("AGPL"), a corporation organized under the laws of the Republic of Singapore expiring two (2) years from the date of signing.

     Under the terms of the Agreement, the Company engaged AGPL to be the Company's technology provider consultant for stevia propagation and cultivation in Vietnam, and potentially other countries for a period of two (2) years. AGPL will be tasked with developing stevia propagation and cultivation technology in Vietnam, recommend quality agronomic programs for stevia cultivation, harvest and post harvest, alert findings on stevia propagation and cultivation that may impact profitability and develop a successful model in Vietnam that can be replicated elsewhere (the "Project"). The Project will be on-site at stevia fields in Vietnam and will have a term of at least two (2) years. For its services, AGPL could receive a fee of up to 275,000 Singapore dollars, plus related expenses estimated at $274,000 as specified in Appendix A to the Agribusiness Development Agreement. Additionally, the Company will be AGPL's exclusive distributor for AGPL's G-Farm system (a novel crop production system) for stevia growing resulting from the Project. AGPL will receive a commission of no less than 2% of the price paid for crops other than stevia, from cropping systems that utilize the G-Farm system resulting from the Project. All technology-related patents resulting from the Project will be jointly owned by AGPL and the Company, with the Company holding a right of first offer for the use and distribution rights to registered patents resulting from the Project.

     On August 26, 2011, in accordance with Appendix A , 3(a), the Company and AGPL have mutually agreed to add to the current Project budget $100,000 per annum for one, on-site resident AGPL expert for 2 (two) years effective September 1, 2011, or $200,000 in aggregate for the term of the contract as specified in Appendix C. In-country accommodation for the resident expert will be born separately by the Company and is excluded from the above amount. The expert, Dr. Cho, Young-Cheol, Director, Life Sciences has been appointed and will commence on September 1, 2011.

     Future  minimum  payments  required  under  the  Agribusiness   Development
Agreement as amended were as follows:



                                  Under Appendix A         Under
                                           Equivalent    Appendix C     TOTAL
Fiscal year ending March 31      SG$          in $           $            $
---------------------------    --------     --------      --------     --------
2012 (remainder of the
 fiscal year)                    49,500     $ 38,024      $ 50,000     $ 88,204
2013                             99,000       76,408       100,000      176,408
2014                             44,000       33,959        25,000       58,959
                               --------     --------      --------     --------

Total                           192,500      148,571       175,000      323,571
                               ========     ========      ========     ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

MAKE GOOD AGREEMENT SHARES

(I) NUMBER OF MAKE GOOD SHARES

     On June 23, 2011, the Company issued 12,000,000 common shares for 100% of the issued and outstanding shares of Ventures in connection with the Share Exchange Agreement. Of the 12,000,000 common shares issued, 6,000,000 of such shares are being held in escrow pending the achievement by the Company of certain post-Closing business milestones (the "Milestones"), pursuant to the terms of the Escrow Agreement.

(II) DURATION OF ESCROWAGREEMENT

     The Make Good Escrow Agreement shall terminate on the sooner of (i) the distribution of all the escrow shares, or (ii) December 31, 2013.

(III) DISBURSEMENT OF MAKE GOOD SHARES

     Upon achievement of any Milestone on or before the date associated with such Milestone on Exhibit A, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such achievement (each a "COMPLETION NOTICE"). Upon the passage of any Milestone date set forth on Exhibit A for which the Company has not achieved the associated Milestone, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such failure to achieve the milestone (each a "NONCOMPLETION NOTICE").

(IV) EXHIBIT A - SCHEDULE OF MILESTONES

                                                                                              Number of Escrow
Milestone                                                            Completion Date              Shares
---------                                                            ---------------              ------

(1)  Enter into exclusive international license agreement
     for all Agro Genesis intellectual property and products
     as it applies to Stevia
(2)  Enter into cooperative  agreements to work with Vietnam                                    3,000,000
     Institutes (a) Medical Date Plant Institute in Hanoi;                                        shares
     (b)  Agricultural Science Institute of Northern                                           only if and
     Central Vietnam                                                                             when ALL
(3)  Enter into farm management agreements with local growers         Within 180                 four (4)
     including the Provincial and National projects;                  days of the               milestones
(4)  Take over management of three existing nurseries                  Closing                   reached

                                                                       Within two
                                                                      years of the              1,500,000
Achieve 100 Ha field trials and first test shipment of dry leaf       Closing Date                shares

                                                                       Within two
Leaf of test shipment to achieve minimum specs for contracted         years of the              1,500,000
 base price (currently $2.00 per kilo)                                Closing Date                shares

CONSULTING AGREEMENT - DORIAN BANKS

     On July 1, 2011 the Company entered into a consulting agreement (the "Consulting Agreement") with Dorian Banks (the "Consultant").

(I) SCOPE OF SERVICES

     Under the terms of the Consulting Agreement, the Company engaged the Consultant to provide advice in general business development, strategy, assistance with new business and land acquisition, introductions, and assistance with Public Relations ("PR") and Investor Relations ("IR").

(II) TERM

     The term of this Agreement shall be six (6) months, commencing on July 1, 2011 and continuing until December 31, 2011. This Agreement may be terminated by either the Company or the Consultant at any time prior to the end of the Consulting Period by giving thirty (30) days written notice of termination. Such notice may be given at any time for any reason, with or without cause. The Company will pay Consultant for all Service performed by Consultant through the date of termination.

(III) COMPENSATION

     The Company shall pay the Consultant a fee of $3,000.00 per month.

CONSULTING AGREEMENT - DAVID CLIFTON

     On July 1, 2011 the Company entered into a consulting agreement (the "Consulting Agreement") with David Clifton ( "Clifton").

(I) SCOPE OF SERVICES

     Under the terms of the Consulting Agreement, the Company engaged Clifton to introduce interested investors to the Company, advise the Company on available financing options and provide periodic updates on the stevia sector and provide insights and strategies for the Company to undertake.

(II) TERM

     The term of this Agreement shall be six (6) months, commencing on July 1, 2011 and continuing until December 31, 2011. This Agreement may be terminated by either the Company or Clifton at any time prior to the end of the consulting period by giving thirty (30) days written notice of termination. Such notice may be given at any time for any reason, with or without cause. The Company will pay Clifton for all service performed by him through the date of termination.

(III) COMPENSATION

     The Company shall pay Clifton a fee of $3,000.00 per month.

NOTE 10 - CONCENTRATIONS AND CREDIT RISK

CUSTOMERS AND CREDIT CONCENTRATIONS

     One (1) customer accounted for all of accounts receivable at September 30, 2011 and all of the sales for the period from April 11, 2011 (inception) through September 30, 2011. A reduction in sales from or loss of such customer would have a material adverse effect on the Company's results of operations and financial condition.

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

     Growers Synergy Pte Ltd., an entity owned and controlled by president and significant stockholder of the Company accounted for 60.6% of the Company's accounts payable at September 30, 2011 and provided all of the Company's farm management services for the period from April 11, 2011 (inception) through September 30, 2011.

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

     As of September 30, 2011, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 11 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

ENTRY INTO A MANAGEMENT AND OFF-TAKE AGREEMENT WITH AN ENTITY CONTROLLED BY PRESIDENT AND MAJOR STOCKHOLDER

     On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the "Agreement") with Growers Synergy Pte Ltd. ("GSPL"), a Singapore corporation owned and controlled by president and major stockholder of the Company. Under the terms of the Agreement, the Company will engage GSPL to supervise the Company's farm management operations, recommend quality farm management programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services for a term of two (2) years from the date of signing, at $20,000 per month. The Agreement may be terminated by the Company upon 30 day notice. In connection with the Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company's GSPL supervised farms.

     Future minimum payments required under this agreement were as follows:

Year ending December 31:
------------------------
2012 (remainder of the fiscal year)                               $100,000
2013                                                               240,000
2014                                                               140,000
                                                                  --------

                                                                  $480,000
                                                                  ========

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

BACKGROUND AND PLAN OF OPERATIONS

We are a development stage company that has acquired certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

We plan to generate revenue through two primary sources: (i) the sale of stevia grown on our own farmed property and (ii) our farm management services, which will provide plant breeding, agricultural protocols, post-harvest techniques and other services to stevia growers.

Our initial farming efforts and farm management service are focused in Vietnam and Indonesia. We plan to partner with leading refiners to create a reliable purchasing source for both the stevia we grow as well as that produced by our contract grower partners using our methods and technologies. In Vietnam we have established several nurseries and test fields in several provinces through our grower partners and we have entered into cooperative agreements with major institutes for stevia research and development.

Effective July 16, 2011, we entered into an Agribusiness Development Agreement (the "Agreement") with Agro Genesis Pte. Ltd. ("Agpl"). Under the terms of the Agreement, we will engage AGPL to be our technology provider consultant for stevia propagation and cultivation in Vietnam, and potentially other countries. AGPL will be tasked with developing stevia propagation and cultivation technology in Vietnam, recommend quality agronomic programs for stevia cultivation, harvest and post harvest, alert findings on stevia propagation and cultivation that may impact profitability and develop a successful model in Vietnam that can be replicated elsewhere (the "Project"). Additionally, we will be AGPL's exclusive distributor for AGPL's g'farm system (a novel crop production system) for stevia growing resulting from the Project.

Effective November 1, 2011, we entered into a Management and Off-Take Agreement (the "Management Agreement") with Growers Synergy Pte Ltd, ("Growers Synergy") pursuant to which Growers Synergy will provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years. In addition, Growers Synergy will enter into an agreement to purchase from us all the non-stevia crops produced at the farms for which they are providing management services. The Management Agreement is terminable by the Company upon 30 days notice, and provides for monthly payments to Growers Synergy of $20,000.

Our initial focus and capital expenditures have been directed toward intellectual property development, including the Project, whereby we are attempting to identify optimal cultivar varieties for intended growing sites, develop and test propagation protocols, develop cultivation technology including an intercropping system and regional adaptability tests, and develop post-harvest and refinery processes. Once such protocols and technologies are established, we plan to expand our commercial farming of stevia using such intellectual property, with the goal of 5,000 Ha of production by the end of our sixth fiscal year, while also marketing such farming methods and technologies to other stevia farmers.

RESULTS OF OPERATIONS

We have had limited operations to-date, which have primarily consisted of securing purchase and supply contracts and office space, negotiating the Agreements and developing relationships with potential partners.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

CASH AND CASH EQUIVALENTS

As of September 30, 2011, we had cash of $76,629. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 8-K filed June 29, 2011.

As  a  development  stage  company,   we  currently  have  limited   operations,
principally directed at potential acquisition targets and revenue-generating opportunities.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

PERIOD FROM INCEPTION (APRIL 11, 2011) TO SEPTEMBER 30, 2011

During the period from inception (April 11, 2011) to September 30, 2011, we incurred a comprehensive loss of $247,367. This loss was largely attributed to professional fees associated with our formation and related transactions of $52,729 and research and development costs $105,197. This represented an increase in our comprehensive loss from $13,842 during the period from inception to June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2011 we have $83,456 in current assets, and $454,059 in current liabilities. This represents a decrease in current assets from $353,098 at June 30, 2011 and a decrease in current liabilities from $485,128 at June 30, 2011. As at September 30, 2011, our total assets were $88,504 and our total liabilities were $454,059. This represents a decrease in total assets from $353,098 at June 30, 2011 and a decrease in total liabilities from $485,128 at June 30, 2011. Our net working capital deficiency as at September 30, 2011 was, on a pro forma basis, $365,555.

Our current cash requirements are significant due to the planned development and expansion of our business, including intellectual property development, initial field trials and planning and readiness development for the commercialization that we hope to begin in year three. During the three month period ended September 30, 2011, we funded our operations from the proceeds of convertible notes. Subsequent to the quarter ended September 30, 2011, we raised $100,000 through the sale of shares of our common stock at a price of $0.25 per share. In addition, subsequent to the quarter ended September 30, 2011, we raised an aggregate of $400,000 from the proceeds of convertible notes. We are currently reliant on short term financing arrangements to meet our short-term and long-term obligations. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period from April 11, 2011 (inception) through September 30, 2011, we used net cash of $271,254 in operating activities. Net cash from investing activities totaled a negative $2,117. Net cash from financing activities totaled $350,000.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Current Report on Form 8-K filed on June 29, 2011. As of, and for the three months ended September 30, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to our quarter ended September 30, 2011, on October 25, 2011, our board of directors approved the adoption of an insider trading policy, code of ethical conduct, and disclosure controls and procedures. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 6, 2011, we raised $100,000 through the sale of 400,000 shares of our common stock at a price of $0.25 per share (the "Shares").

On October 6, 2011, we raised $150,000 from the proceeds of a convertible note (the "October Note"). The October Note was based upon the Company's standard form of promissory note, accrues interest at the rate of ten percent per annum, simple interest and the principal balance of the October Note and any accrued interest thereon is convertible into our common stock at a $0.25 per share conversion price.

On November 16, 2011, we raised $250,000 from the proceeds of a convertible note (the "November Note" and together with the October Note, the "Notes"). The November Note was based upon the Company's standard form of promissory note, accrues interest at the rate of ten percent per annum, simple interest and the principal balance of the November Note and any accrued interest thereon is convertible into our common stock at the lower of (a) the price per share at which shares of capital stock are sold in our next equity financing, or (b) the closing price of our securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securities, in each case over the thirty (30) day period prior to the date of conversion; provided however, that if no active trading market for the securities exists at the time of the conversion, such conversion price shall be the fair market value of a share of our common stock as determined in good faith by our Board of Directors.

The issuance of the Shares and Notes were conducted in reliance upon Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), to investors who are "accredited investors," as such term is defined in Rule 501(a) under the Securities Act, in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER                        NAME
--------------                        ----
3.1(1)        Articles of Incorporation, including all amendments to date

3.2(2)        Amended and Restated Bylaws

10.1          Stock Purchase Agreement, dated October 6, 2011

10.2          Form of Convertible Promissory Note

10.3(3)       Agribusiness Development Agreement, dated July 16, 2011

10.4(4)       Management and Off-Take Agreement, dated November 1, 2011

31            Rule   13a-14(a)/15d-14(a)   Certification   (Principal  Executive
              Officer and Principal Financial Officer)

32            Section 1350 Certification

101*          Interactive data files pursuant to Rule 405 of Regulation S-T

----------
Footnotes to Exhibits Index
(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on October 18, 2011.
(4) Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEVIA CORP.


Dated: November 21, 2011                     /s/ George Blankenbaker
                                             -----------------------------------
                                         By:  George Blankenbaker
                                         Its: President, Secretary, Treasurer
                                              and Director (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)