Form 10-Q
period 2011-12-31
Stevia Corp
filed 2012-02-17
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: December 31, 2011

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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller Reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at February 13, 2012
          -----                                 --------------------------------
Common stock, $.001 par value                              61,327,275

                                  STEVIA CORP.
                                    FORM 10-Q

                                DECEMBER 31, 2011

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  4

     Consolidated Balance Sheets as of December 31, 2011 (Unaudited).......  5

     Consolidated Statements of Operations for the six month period ended December 31, 2011 and for the period from April 11, 2011 (inception)
     through December 31, 2011 (Unaudited).................................  6

     Consolidated Statements of Stockholders' Equity (Deficit) for the
     period from April 11, 2011 (inception) through December 31, 2011
     (Unaudited)...........................................................  7

     Consolidated Statements of Cash Flows for the period from
     April 11, 2011 (inception) through December 31, 2011 (Unaudited)......  8

     Notes to Financial Statements.........................................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 28

Item 4.  Controls and Procedures........................................... 28

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 29

Item 1A. Risk Factors...................................................... 29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....... 29

Item 3.  Defaults Upon Senior Securities................................... 30

Item 4.  Reserved.......................................................... 30

Item 5.  Other Information................................................. 30

Item 6.  Exhibits.......................................................... 30

Signatures................................................................. 31

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

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  Stevia Corp.

                          (A Development Stage Company)

                                December 31, 2011

                 Index to the Consolidated Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Consolidated Balance Sheet at December 31, 2011 (Unaudited) ............   5

Consolidated Statements of Operation for the Three Months Ended
December 31, 2011 and for the Period from April 11, 2011 (Inception)
through December 31, 2011 (Unaudited) ..................................   6

Consolidated Statement of Stockholders' Equity (Deficit) for the Period
from April 11, 2011 (Inception) through December 31, 2011 (Unaudited) ..   7

Consolidated Statement of Cash Flows for the Period from April 11, 2011
(Inception) through December 31, 2011 (Unaudited) ......................   8

Notes to the Consolidated Financial Statements (Unaudited) .............   9

                                  Stevia Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                          December 31, 2011
                                                                          -----------------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash                                                                      $    338,258
  Prepaid expenses                                                                49,219
                                                                            ------------
      Total current assets                                                       387,477
                                                                            ------------
Website development costs:
  Website development costs                                                        5,315
  Accumulated amortization                                                          (534)
                                                                            ------------
      Website development costs, net                                               4,781
                                                                            ------------
Security Deposit
  Security deposit                                                                15,000
                                                                            ------------

      Total assets                                                          $    407,258
                                                                            ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                          $     59,691
  Accounts payable - related party                                                15,150
  Accrued expenses                                                                 7,000
  Accrued interest                                                                15,246
  Advances from president and significant stockholder                             19,138
  Convertible notes payable                                                      400,000
                                                                            ------------
      Total current liabilities                                                  516,225
                                                                            ------------
Stockholders' deficit:
  Common stock at $0.001 par value: 100,000,000 shares authorized,
    57,674,849 shares issued and outstanding                                      57,675
  Additional paid-in capital                                                   1,136,599
  Deficit accumulated during the development stage                            (1,303,241)
                                                                            ------------
      Total stockholders' deficit                                               (108,967)
                                                                            ------------

      Total liabilities and stockholders' deficit                           $    407,258
                                                                            ============

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                             For the Period from
                                                   For the Three Months         April 11, 2011
                                                          Ended              (inception) through
                                                     December 31, 2011        December 31, 2011
                                                     -----------------        -----------------
                                                        (Unaudited)              (Unaudited)
Revenues eaarned during the development stage          $         --             $      1,300

Cost of services during the development stage                60,000                  120,000
                                                       ------------             ------------

Gross profit (loss)                                         (60,000)                (118,700)

Operating expenses:
  Directors' fees                                            93,750                   93,750
  Professional fees                                          82,454                  135,183
  Research and development                                   39,172                  144,369
  Salary and compensation - officer                         750,000                  750,000
  General and administrative                                 14,867                   36,160
                                                       ------------             ------------
      Total operating expenses                              980,243                1,159,462
                                                       ------------             ------------

Loss from operations                                     (1,040,243)              (1,278,162)

Other (income) expense:
  Interest expense                                           15,631                   25,124
  Interest income                                                --                      (45)
                                                       ------------             ------------
      Total other (income) expense                           15,631                   25,079
                                                       ------------             ------------

Loss before income taxes                                 (1,055,874)              (1,303,241)

Income tax provision                                             --                       --
                                                       ------------             ------------

Net loss                                               $ (1,055,874)            $ (1,303,241)
                                                       ============             ============
Net loss per common share
  - Basic and diluted:                                 $      (0.02)            $      (0.03)
                                                       ============             ============
Weighted average common shares outstanding
  - basic and diluted                                    54,854,293               40,575,587
                                                       ============             ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
    For the Period from April 11, 2011 (Inception) through December 31, 2011
                                  (Unaudited)

                                               Common Stock,                              Deficit
                                             $0.001 Par Value                           Accumulated          Total
                                          ----------------------        Additional      During the        Stockholders'
                                         Number of                       Paid-in        Development         Equity
                                          Shares          Amount         Capital           Stage           (Deficit)
                                          ------          ------         -------           -----           ---------
Balance, April 11, 2011 (inception)      6,000,000     $     6,000     $    (5,900)     $        --       $       100

Common shares deemed issued in
 reverse acquisition                    79,800,000          79,800        (198,088)              --          (118,288)

Common shares cancelled in
 reverse acquisition                   (33,000,000)        (33,000)         33,000               --                --

Common shares issued for cash
 at $0.25 per share on
 October 4, 2011                           400,000             400          99,600                            100,000

Common shares issued for notes
 conversion at $0.25 per share
 on October 4, 2011                      1,400,000           1,400         348,600                            350,000

Common shares issued for conversion
 of accrued interest at $0.25 per
 share on October 4, 2011                   74,849              75          18,637                             18,712

Common shares cancelled by significant
 stockholder on October 4, 2011         (3,000,000)         (3,000)          3,000                                 --

Common shares issued for future
 director services on October 4, 2011    3,000,000           3,000         747,000                            750,000

Common shares issued for future
 director services on October 4, 2011     (750,000)       (750,000)

Amortization of future director
 service earned during the period           93,750          93,750

Make good shares released to officer
 for achieving the first milestone
 on December 23, 2011                    3,000,000           3,000         747,000                            750,000

Net loss                                                                                 (1,303,241)       (1,303,241)
                                       -----------     -----------     -----------      -----------       -----------

Balance, December 31, 2011              57,674,849     $    57,675     $ 1,136,599      $(1,303,241)      $  (108,967)
                                       ===========     ===========     ===========      ===========       ===========


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                          For the Period from
                                                                             April 11, 2011
                                                                          (inception) through
                                                                           December 31, 2011
                                                                           -----------------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net loss                                                                   $ (1,303,241)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Amortization expense                                                             534
     Common shares issued for compensation                                        750,000
     Common shares issued for director services earned during the period           93,750
  Changes in operating assets and liabilities:
     Prepaid expenses                                                             (49,219)
     Security deposit                                                             (15,000)
     Accounts payable                                                             (36,067)
     Accounts payable - related parties                                            15,150
     Accrued expenses                                                                 310
     Accrued interest                                                              33,958
                                                                             ------------
Net cash used in operating activities                                            (509,825)
                                                                             ------------
Cash flows from investing activities:
  Website development costs                                                        (5,315)
  Cash received from reverse acquisition                                            3,198
                                                                             ------------
Net cash used in investing activities                                              (2,117)
                                                                             ------------
Cash flows from financing activities:
  Advances from president and stockholder                                             200
  Proceeds from issuance of convertible notes                                     750,000
  Proceeds from sale of common stock                                              100,000
                                                                             ------------
Net cash provided by financing activities                                         850,200
                                                                             ------------

Net change in cash                                                                338,258

Cash at beginning of period                                                            --
                                                                             ------------

Cash at end of period                                                        $    338,258
                                                                             ============
Supplemental disclosure of cash flows information:
  Interest paid                                                              $         --
                                                                             ============
  Income tax paid                                                            $         --
                                                                             ============

Non-cash investing and financing activities:
  Issuance of common stock for convertible notes conversion                  $    350,000
                                                                             ============
  Issuance of common stock for accrued note interest conversion              $     18,712
                                                                             ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                                December 31, 2011
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


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

     On March 4, 2011, Interpro amended its Articles of Incorporation, and changed its name to Stevia Corp. ("Stevia" or the "Company") and effectuated a 35 for 1 (1:35) forward stock split of all of its issued and outstanding shares of common stock (the "Stock Split").

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

     Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Transaction, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

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

     As a result of the change in control of the then Ventures Stockholder, for financial statement reporting purposes, the merger between the Company and Ventures has been treated as a reverse acquisition with Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Ventures (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Ventures which are recorded at historical cost. The equity of the Company is the historical equity of Ventures retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from April 11, 2011 (inception) through April 30, 2011 and notes thereto contained in the Company's Current Report on Form 8-K as filed with the SEC on June 29, 2011.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity             Reporting period ending date(s) and reporting period(s)
------             -------------------------------------------------------
Stevia As of December 31, 2011 and for the period from June 23, 2011 (date of acquisition) through December 31, 2011

Ventures As of December 31, 2011 and for the period from April 11, 2011 (inception) through December 31, 2011

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

     The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

     Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

     The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011.

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

     It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

     There was no allowance for doubtful accounts at December 31, 2011.

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

RESEARCH AND DEVELOPMENT

     The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 "ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS") and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 "RESEARCH AND DEVELOPMENT ARRANGEMENTS") for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions. The research and development arrangements usually involve specific research and development projects. Often times, the Company makes non-refundable advances upon signing of these arrangements. The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 "ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES") for those non-refundable advances. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered. If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the Period from April 11, 2011 (Inception) through December 31, 2011.

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

     The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the period from April 11, 2011 (inception) through December 31, 2011 as they were anti-dilutive:

                                                Potentially Outstanding Dilutive
                                                         Common Shares
                                                --------------------------------
                                                        For the Period
                                                      from April 11, 2011
                                                      (inception) through
                                                       December 31, 2011
                                                       -----------------
The   remainder  of  the  Make  Good  Escrow
 Agreement  shares  issued  and held with the
 escrow  agent in  connection  with the Share
 Exchange  Agreement  consummated on June 23,
 2011 pending the  achievement by the Company
 of certain post-Closing  business milestones
 (the "Milestones").                                      3,000,000
                                                         ----------
     Total potentially outstanding dilutive
      common shares                                       3,000,000
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

     In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income
(OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

     The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

     As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, a net loss and net cash used in operating activities for the period from April 11, 2011 (inception) through December 31, 2011.

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

     The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - WEBSITE DEVELOPMENT COSTS

     Website development costs, stated at cost, less accumulated amortization at December 31, 2011, consisted of the following:

                                                               December 31, 2011
                                                               -----------------
Website development costs                                           $ 5,315

Accumulated amortization                                               (534)
                                                                    -------

                                                                    $ 4,781
                                                                    =======

AMORTIZATION EXPENSE

     Amortization   expense  was  $534  for  the  period  from  April  11,  2011
(inception) through December 31, 2011.

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

CONSULTING SERVICES FROM GROWERS SYNERGY PTE LTD.

     Consulting services provided by Growers Synergy Pte Ltd. for the period from April 11, 2011 (inception) through December 31, 2011 is as follows:

                                                               December 31, 2011
                                                               -----------------
Consulting services received and consulting fees booked             $120,000
                                                                    --------

                                                                    $120,000
                                                                    ========

ENTRY INTO A MANAGEMENT AND OFF-TAKE AGREEMENT WITH GROWERS SYNERGY PTE LTD.

     On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the "Agreement") with Growers Synergy Pte Ltd. ("GSPL"), a Singapore corporation owned and controlled by the president and major stockholder of the Company. Under the terms of the Agreement, the Company will engage GSPL to supervise the Company's farm management operations, recommend quality farm management programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services for a term of two (2) years from the date of signing, at $20,000 per month. The Agreement may be terminated by the Company upon 30 day notice. In connection with the Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company's GSPL supervised farms.

     Future minimum payments required under this agreement were as follows:

FISCAL YEAR ENDING MARCH 31:

2012 (remainder of the fiscal year)                                     $ 60,000
2013                                                                     240,000
2014                                                                     140,000
                                                                        --------

                                                                        $440,000
                                                                        ========

NOTE 6 - CONVERTIBLE NOTES PAYABLE

     On February 14, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance. On October 4, 2011, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $15,890.41 to 1,000,000 and 63,561 shares of the Company's common stock at $0.25 per share, respectively.

     On June 23, 2011, the Company issued a convertible note in the amount of $100,000 with interest at 10% per annum due one (1) year from the date of issuance. On October 4, 2011, the note holder converted the entire principal of $100,000 and accrued interest through the date of conversion of $2,821.92 to 400,000 and 11,288 shares of the Company's common stock at $0.25 per share.

     On October 4, 2011, the Company issued a convertible note in the amount of $150,000 with interest at 10% per annum due one (1) year from the date of issuance. On January 18, 2012, the note holder converted the entire principal of $150,000 and accrued interest through the date of conversion of $4,356 to 617,425 shares of the Company's common stock at $0.25 per share.

     On November 16, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance. The note may be converted into common shares of the Company should the Company complete a private placement with gross proceeds of at least $100,000. The conversion price shall be the same as the private placement price on a per share basis.

NOTE 7 - STOCKHOLDERS' DEFICIT

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $.001 per share.

COMMON STOCK

     Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Transaction, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

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

     On October 4, 2011, a significant stockholder of the Company, Mohanad Shurrab, surrendered another 3,000,000 shares of the Company's common stock to the Company for cancellation. The Company recorded this transaction by debiting common stock at par of $3,000 and crediting additional paid-in capital of the same.

     On October 4, 2011 the Company sold 400,000 shares of its common stock to one investor at $0.25 per share or $100,000.

     On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the company as directors. These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter.

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

(ii) DURATION OF ESCROW AGREEMENT

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

(iv) EXHIBIT A - SCHEDULE OF MILESTONES

                                                                                                Number of
Milestone                                                            Completion Date          Escrow Shares
---------                                                            ---------------          -------------

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

     On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone. These shares were valued at $0.25 per share or $750,000 on the date of release and was recorded as compensation.

NOTE 8 - RESEARCH AND DEVELOPMENT

AGRIBUSINESS DEVELOPMENT AGREEMENT - AGRO GENESIS PTE LTD.

     On July 16, 2011, the Company entered into an Agribusiness Development Agreement (the "Agribusiness Development Agreement") with Agro Genesis Pte Ltd. ("AGPL"), a corporation organized under the laws of the Republic of Singapore expiring two (2) years from the date of signing.

     Under the terms of the Agreement, the Company engaged AGPL to be the Company's technology provider consultant for stevia propagation and cultivation in Vietnam, and potentially other countries for a period of two (2) years. AGPL will be tasked with developing stevia propagation and cultivation technology in Vietnam, recommend quality agronomic programs for stevia cultivation, harvest and post harvest, alert findings on stevia propagation and cultivation that may impact profitability and develop a successful model in Vietnam that can be replicated elsewhere (the "Project"). The Project will be on-site at stevia fields in Vietnam and will have a term of at least two (2) years. For its services, AGPL could receive a fee of up to 275,000 Singapore dollars, plus related expenses estimated at $274,000 as specified in Appendix A to the Agribusiness Development Agreement. Additionally, the Company will be AGPL's exclusive distributor for AGPL's g'farm system (a novel crop production system) for stevia growing resulting from the Project. AGPL will receive a commission of no less than 2% of the price paid for crops other than stevia, from cropping systems that utilize the g'farm system resulting from the Project. All technology-related patents resulting from the Project will be jointly owned by AGPL and the Company, with the Company holding a right of first offer for the use and distribution rights to registered patents resulting from the Project.

     On August 26, 2011, in accordance with Appendix A , 3(a), the Company and AGPL have mutually agreed to add to the current Project budget $100,000 per annum for one, on-site resident AGPL expert for 2 (two) years effective September 1, 2011, or $200,000 in aggregate for the term of the contract as specified in Appendix C. In-country accommodation for the resident expert will be born separately by the Company and is excluded from the above amount. The expert, Dr. Cho, Young-Cheol, Director, Life Sciences has been appointed and commenced on September 1, 2011.

     Future  minimum  payments  required  under  the  Agribusiness   Development
Agreement as amended were as follows:

                                               Under Appendix A         Under Appendix C       TOTAL
                                        ----------------------------    ----------------      --------
                                           SG$       Equivalent in $           $                 $
                                        --------     ---------------        --------          --------
FISCAL YEAR ENDING MARCH 31:

2012 (remainder of the fiscal year)       24,750        $ 19,055            $ 25,000          $ 44,025
2013                                      99,000          76,220             100,000           176,220
2014                                      44,000          33,876              25,000            58,876
                                        --------        --------            --------          --------
     Total                               167,750        $129,151            $150,000          $279,151
                                        ========        ========            ========          ========

LAND TRANSFER AGREEMENT

     On December 14, 2011, the Company and Stevia Ventures Corporation ("Stevia Ventures") entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. pursuant to which Stevia Ventures has leased l0 hectares of land (the "Leased Property") for a term expiring five (5) years from the date of signing.

     The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENT - DORIAN BANKS

     On July 1, 2011 the Company entered into a consulting agreement (the "Consulting Agreement") with Dorian Banks ( "Banks").

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

EXTENSION OF THE CONSULTING AGREEMENT

     On December 30, 2011, the Consulting Agreement was extended with the same terms and conditions to December 31, 2012.

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

NOTE 10 - CONCENTRATIONS AND CREDIT RISK

CUSTOMERS AND CREDIT CONCENTRATIONS

     One (1) customer accounted for all of the sales for the period from April 11, 2011 (inception) through December 31, 2011. A reduction in sales from or loss of such customer would have a material adverse effect on the Company's results of operations and financial condition.

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

     Growers Synergy Pte Ltd., an entity owned and controlled by president and significant stockholder of the Company accounted for 39.2% of the Company's accounts payable at December 31, 2011 and provided all of the Company's farm management services for the period from April 11, 2011 (inception) through December 31, 2011.

     Agro Genesis Pte Ltd., an unrelated third party accounted for 37.0% of the Company's accounts payable at December 31, 2011 and provided all of the Company's research and development for the period from April 11, 2011 (inception) through December 31, 2011.

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

     As of December 31, 2011, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 11 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

ISSUANCE OF CONVERTIBLE NOTE

     On January 16, 2012, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance.

ENTRY INTO AN EQUITY PURCHASE AGREEMENT

     On January 26, 2012, the Company entered into an equity purchase agreement with Southridge Partners II, LP, a Delaware limited partnership (The
"Investor"). Upon the terms and subject to the conditions contained in the agreement, the Company shall issue and sell to the Investor, and the Investor shall purchase, up to Twenty Million Dollars ($20,000,000) of its common stock, par value $0.001 per share.

     At any time and from time to time during the Commitment Period, which mean the period commencing on the effective date, and ending on the earlier of (i) the date on which investor shall have purchased put shares pursuant to this agreement for an aggregate purchase price of the maximum commitment amount, or
(ii) the date occurring thirty six (36) months from the date of commencement of the commitment period. the Company may exercise a put by the delivery of a put notice, the number of put shares that investor shall purchase pursuant to such put shall be determined by dividing the investment amount specified in the put notice by the purchase price with respect to such put notice. However, that the investment amount identified in the applicable put notice shall not be greater than the maximum put amount and, when taken together with any prior put notices, shall not exceed the maximum commitment The purchase price shall mean 93% of the market price on such date on which the purchase price is calculated in accordance with the terms and conditions of this Agreement.

     As a condition for the execution of this agreement by the investor, the company shall issue to the investor 35,000 shares of restricted common stock (the "restricted shares") upon the signing of this agreement. The restricted shares shall have no registration rights.

ENTRY INTO A REGISTRATION RIGHTS AGREEMENT

     On January 26, 2012, The Company entered into a registration rights agreement with Southridge Partners II, LP, a Delaware limited partnership (the "Investor"). To induce the investor to execute and deliver the equity purchase agreement which the Company has agreed to issue and sell to the investor shares (the "put shares") of its common stock, par value $0.001 per share (the "common stock") from time to time for an aggregate investment price of up to twenty million dollars ($20,000,000) (the "registrable securities"), the company has agreed to provide certain registration rights under the securities act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, "securities act"), and applicable state securities laws with respect to the registrable securities.

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

OVERVIEW

We are a development stage company that has yet to generate significant revenue. Our operations have been funded entirely by the proceeds of debt and equity financings.  We plan to  generate  revenues  by (i)  providing  farm  management services, which will provide plant breeding, agricultural protocols, post-harvest techniques and other services to stevia growers, (ii) the sale of agriculture inputs such as fertilizer to stevia growers, (iii) the sale of stevia and intercrops grown on our own farmed property and (iv) the sale of products derived from the stevia plant.

Our initial farming efforts and farm management service are focused in Vietnam and Indonesia. In Vietnam we have established a research facility, as well as nurseries and test fields through our grower partners, and we have entered into cooperative agreements for stevia research and development.

We have acquired certain rights relating to stevia production, including rights to crop production methodologies of Agro Genesis Pte. Ltd. ("AGPL"), assignable exclusive purchase contracts with Growers Synergy Pte Ltd, ("Growers Synergy").

Effective July 16, 2011, we entered into an Agribusiness Development Agreement (the "Agreement") with AGPL. Under the terms of the Agreement, we will engage AGPL to be our technology provider consultant for stevia propagation and cultivation in Vietnam, and potentially other countries. AGPL will be tasked with developing stevia propagation and cultivation technology in Vietnam, recommend quality agronomic programs for stevia cultivation, harvest and post harvest, alert findings on stevia propagation and cultivation that may impact profitability and develop a successful model in Vietnam that can be replicated elsewhere (the "Project"). Additionally, we will be AGPL's exclusive distributor for AGPL's g'farm system (a novel crop production system) for stevia growing resulting from the Project.

Effective November 1, 2011, we entered into a Management and Off-Take Agreement (the "Management Agreement") with Growers Synergy pursuant to which Growers Synergy will provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years. In addition, Growers Synergy will enter into an agreement to purchase from us all the non-stevia crops produced at the farms for which they are providing management services. The Management Agreement is terminable by the Company upon 30 days notice, and provides for monthly payments to Growers Synergy of $20,000.

Our initial focus and capital expenditures have been directed toward development of potential revenue generating opportunities and intellectual property development, including the Project, and cooperative research programs, including with the National Institute of Medicinal Materials and Agricultural Science Institute of Northern Central Vietnam, whereby we are attempting to identify optimal cultivar varieties for intended growing sites, develop and test propagation protocols, develop cultivation technology including an intercropping system and regional adaptability tests, and develop post-harvest and refinery processes. Once such protocols and technologies are established, we plan to expand our commercial farming of stevia using such intellectual property, with the goal of 5,000 Ha of production by the end of our sixth fiscal year, while also marketing such farming methods and technologies to other stevia farmers.

RESULTS OF OPERATIONS

To-date our operations  have primarily  consisted of  establishing  initial test
fields,   negotiating  farm  management   agreements  and  developing   research
strategies and relationships.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Current Report on Form 8-K filed June 29, 2011. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

CASH AND CASH EQUIVALENTS

As of December 31, 2011, we had cash of $338,258.

The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia cultivation through our research programs, as well as our ability to develop and manage our own stevia production operations. These planned research and agricultural development activities require significant cash expenditures. We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to carry out these business objectives. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, including the sale of shares to Southridge pursuant to the Purchase Agreement, which may result in substantial dilution to our existing stockholders.

PERIOD FROM INCEPTION (APRIL 11, 2011) TO DECEMBER 31, 2011

During the period from inception (April 11, 2011) to December 31, 2011, we incurred a comprehensive loss of $1,303,241. This loss was largely attributed to
(i) the issuance of 3,000,000 escrowed shares in connection with the Share Exchange Agreement dated June 23, 2011, which resulted in the recording of $750,000 of officer compensation, (ii) $144,369 for research and development,
(iii) $135,183 for professional fees, (iv) $93,750 of vested shares charged to Director's fees and (v) $120,000 for Cost of services during the development stage. This represented an increase in our comprehensive loss from $247,367 during the period from inception to September 30, 2011.

THREE MONTHS ENDED DECEMBER 31, 2011

During the three month period ended December 31, 2011, we incurred a comprehensive loss of $1,055,874. This loss was largely attributed to (i) the issuance of 3,000,000 escrowed shares in connection with the Share Exchange Agreement dated June 23, 2011, which resulted in the recording of $750,000 of officer compensation, (ii) $39,172 for research and development, (iii) $82,454 for professional fees, (iv) $93,750 of vested shares charged to Director's fees and (v) $60,000 for cost of services during the development stage. This represented an increase in our comprehensive loss from $233,525 during the three month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2011 we have $387,477 in current assets, and $516,225 in current liabilities. This represents an increase in current assets from $83,456 at September 30, 2011, which is largely attributable to an increase in cash balance to $338,258, and an increase in current liabilities from $454,059 at September 30, 2011, which is largely attributable to an increase in Convertible notes payable to $400,000. As at December 31, 2011, our total assets were $407,258 and our total liabilities were $515,225. This represents an increase in total assets from $88,504 at September 30, 2011, which is largely attributable to an increase in cash balance to $338,258, and an increase in total liabilities from $454,059 at September 30, 2011, which is largely attributable to an increase in Convertible notes payable to $400,000. Our net working capital deficiency as at December 31, 2011 was, on a pro forma basis, $108,967.

On January 26, 2012, we entered into an Equity Purchase Agreement (the "Purchase Agreement") with Southridge Partners II, LP ("Southridge"), pursuant to which Southridge agreed to purchase, at our election, up to $20,000,000 of our registered common stock. Subject to certain restrictions, the purchase price for such shares shall be equal to ninety-three percent (93%) of the lowest closing bid price for our common stock during the five-day trading period immediately after the shares to be purchased are delivered to Southridge. The number of shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of the Company's common stock then outstanding.

Our current cash requirements are significant due to the planned development and expansion of our business, including intellectual property development, initial field trials and planning and readiness for commercial production. During the three month period ended December 31, 2011, we funded our operations from the proceeds of convertible notes and equity financings.

During the quarter ended December 31, 2011, we raised $100,000 through the sale of shares of our common stock at a price of $0.25 per share. In addition, during such period we raised an aggregate of $650,000 from the proceeds of convertible notes. We are currently reliant on short term financing arrangements, including the Purchase Agreement with Southridge, to meet our short-term and long-term obligations and changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek greater amounts of equity or debt financing. There are no assurances that we will be able to raise the required working capital on terms favorable to the Company, or that such working capital will be available on any terms when needed.

For the period from April 11, 2011 (inception) through December 31, 2011, we used net cash of $509,825 in operating activities, which represents an increase from our net cash used in operating activities of $247,367 during the period from April 11, 2011 (inception) through September 30, 2011. This increase is specifically related to prepaid expenses, security deposits and accounts payable incurred during the quarter ended December 31, 2011 from $247,367 to $1,303,241.

Net cash from investing activities totaled $2,117, which is the same as the amount of net cash from investing activities during the period from April 11, 2011 (inception) through September 30, 2011.

Net cash from financing activities totaled $850,200, which represents an increase from our net cash used from financing activities of $350,000 during the period from April 11, 2011 (inception) through September 30, 2011. This increase is specifically related to an increase in cash from the issuance of convertible notes by $400,000 and from the receipt of $100,000 from the sale of common stock during the quarter ended December 31, 2011.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Current Report on Form 8-K filed on June 29, 2011. As of, and for the three months ended December 31, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

On October 25, 2011, the Board of Directors of the Company adopted a Code of Ethics for the Company, establishing a wide range of ethical standards for all directors, officers and employees. Except for the adoption of the Code of Ethics, there were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 16, 2012, we raised $250,000 from the proceeds of a convertible note (the "Note"). The Note was based upon the Company's standard form of promissory note, accrues interest at the rate of ten percent per annum, simple interest and the principal balance of the Note and any accrued interest thereon is convertible into our common stock at the lower of (a) the price per share at which shares of capital stock are sold in our next equity financing, or (b) the closing price of our securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securities, in each case over the thirty (30) day period prior to the date of conversion; provided however, that if no active trading market for the securities exists at the time of the conversion, such conversion price shall be the fair market value of a share of our common stock as determined in good faith by our Board of Directors.

The issuance of the Note was conducted in reliance upon Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), to investors who are "accredited investors," as such term is defined in Rule 501(a) under the Securities Act, in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. RESERVED.

Not applicable.

ITEM 5. OTHER INFORMATION.

LAND LEASE AGREEMENT

On December 14, 2011, the Company and Stevia Ventures Corporation ("Stevia Ventures") entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. pursuant to which Stevia Ventures has leased l0 hectares of land (the "Leased Property") for a term expiring five (5) years from the date of signing.

The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

ITEM 6. EXHIBITS.

Exhibit Number                         Name
--------------                         ----

   3.1(1)          Articles of Incorporation, including all amendments to date
   3.2(2)          Amended and Restated Bylaws
   10.1(3)         Form of Convertible Promissory Note
   10.2(4)         Equity Purchase Agreement, dated January 26, 2012
   10.3(4)         Registration Rights Agreement, dated January 26, 2012
   10.4            The  Minutes  for Land  Transferring  Agreement  for New Crop
                   Plants Variety, dated December 14, 2011.
   31              Rule  13a-14(a)/15d-14(a)  Certification (Principal Executive
                   Officer and Principal Financial Officer)
   32              Section 1350 Certification
   101*            Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 21, 2011.
(4) Incorporated by reference to the Current Report on Form 8-K filed on January 30, 2012.
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STEVIA CORP.


Dated: February 17, 2012            /s/ George Blankenbaker
                                    --------------------------------------------
                               By:  George Blankenbaker
                               Its: President, Secretary, Treasurer and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)