Form 10-K
period 2012-03-31
Stevia Corp
filed 2012-06-29
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2011, was $46,800,000 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of June 21, 2012, there were outstanding 61,354,775 shares of registrant's common stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

ITEM 1  -- BUSINESS                                                            3
ITEM 1A -- RISK FACTORS                                                       11
ITEM 1B -- UNRESOLVED STAFF COMMENTS                                          18
ITEM 2  -- PROPERTIES                                                         18
ITEM 3  -- LEGAL PROCEEDINGS                                                  18
ITEM 4  -- MINE SAFETY DISCLOSURES                                            18

PART II

ITEM 5  -- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES                          19
ITEM 6  -- SELECTED FINANCIAL DATA                                            20
ITEM 7  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              20
ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         31
ITEM 8  -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        31
ITEM 9  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               31
ITEM 9A -- CONTROLS AND PROCEDURES                                            31
ITEM 9B -- OTHER INFORMATION                                                  32

PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE            32
ITEM 11 -- EXECUTIVE COMPENSATION                                             34
ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                    35
ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       36
ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES                             36

PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            37

SIGNATURES                                                                    39

INDEX TO FINANCIAL STATEMENTS                                                F-1

                                     PART I

ITEM 1 -- BUSINESS

BACKGROUND

We are a farm management company with a focus on stevia agronomics from plant breeding to good agricultural practices to post-harvest techniques and commercial applications. We provide farm management services to contract growers and other industry growers integrating our stevia focused research and development and intellectual property acquisitions.

We were incorporated on May 21, 2007 in the state of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock.. Our initial business focus was on development of a software product for tracking employee productivity and projects.

On June 23, 2011, we closed a voluntary share exchange transaction (the "Share Exchange Transaction") with Stevia Ventures International Ltd., a business company incorporated in the British Virgin Islands, pursuant to which we acquired certain rights relating to stevia production, including certain exclusive purchase contracts and a supply agreement related to stevia. In connection with the Share Exchange Transaction, on June 23, 2011, Mohanad Shurrab, a shareholder of the Company, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

On March 19, 2012, we formed a wholly-owned subsidiary, Stevia Asia Limited, a company incorporated under the companies ordinance of Hong Kong ("Stevia Asia") that will allow the Company to expand its China operations. Hero Tact Limited, a wholly-owned subsidiary of Stevia Asia, was incorporated under the companies ordinance of Hong Kong. On April 28, 2012, Hero Tact Limited changed its name to Stevia Technew Limited ("Stevia Technew"). Stevia Technew is intended to facilitate a joint venture relationship with the Company's technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology ("TechNew") and TechNew's subsidiary Technew Technology Limited. The following diagram illustrates our corporate structure:

                                  Stevia Corp.
                                    (Nevada)
                   |                                       |
                   |  100%                                 | 100%
                   \/                                      \/

          Stevia Asia Limited             Stevia Ventures International Ltd.
               (Hong Kong)                      (British Virgin Islands)
     Directors: George Blankenbaker       Sole Director: George Blankenbaker
                Tan Meng Sheong

                   |
                   |  100%
                   \/

         Stevia Technew Limited
               (Hong Kong)
     Directors: George Blankenbaker
                Tan Meng Sheong

OVERVIEW

Our focus is on implementing quality agribusiness solutions to our partners, contract growers and customers to maximize the efficient production and economic development of stevia leaf. Our management team has expertise in farm management and contract growing in Asia, and experience in international business management.

Our mission is to become a global leader of stevia leaf growers and to create a competitive advantage by focusing on the full spectrum of agronomic and business inputs and to develop, secure, or acquire the latest intellectual property that will enable us to consistently produce high per unit volumes of high quality leaf utilizing environmentally sustainable methods that create a positive social impact.

To achieve these goals we believe we need to develop a suite of intellectual property relating to stevia production that will enhance the value of our farm management operations as well as our own stevia production. Through our business partnerships we are exploring the market for commercial applications of stevia which may be vertically integrated into our services and production.

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

THE INDUSTRY AND OUR OPPORTUNITY

STEVIA AS A FOOD ADDITIVE

We believe that health issues created by the modern diet are causing consumers to look for more natural products and simpler ingredient lines on the foods and beverages they purchase and causing governments to put pressure on the food industry to offer products with reduced calories.

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

In 2008, Rebaudioside A, a steviol glycoside, was granted GRAS (Generally Recognized as Safe) status by the U.S. Food and Drug Administration following applications by Cargill and Merisant. Since then, approval by legislators across the world has opened the door to new formulations and reformulations of foods and beverages with zero or reduced calorie content. In 2009, stevia was incorporated into leading soft drinks brands manufactured by Coca-Cola and PepsiCo and has since been incorporated into many categories of food and beverages.

The stevia industry is segmented into three main business processes: i) extraction and purification, ii) product formulation, applications and marketing, and iii) plant breeding and farming.

A significant portion of the cost of refined stevia is a result of the leaf cost and we believe there remains considerable opportunity to build value in the supply chain by focusing on stevia agronomics. The stevia genus includes more than 100 species and each species contains unique sweet compounds. However, only two of these species contain steviol glycosides and of these two the variety with the sweetest compounds is stevia rebaudiana bertoni. There is relatively little technical knowledge of this species and almost all commercial growing of stevia has occurred in China because of the traditional Japanese and Korean markets. Now with the global market demand for high TSG (total steviol glycoside) and high Reb-A (Rebaudioside A) producing plants, there is an increased demand for agronomic and farm management expertise to establish new plantations and rapidly scale leaf production.

The primary competitors within this market segment include: PureCircle, which has extensive operations in China as well as subsidiaries in South America (Paraguay) and Africa (Kenya); Stevia One, an independent grower established in Peru, who is adopting the plantation model and is targeting approximately 1,000 Ha under cultivation; S&W Seed Company, who signed a supply agreement with PureCircle in July of 2010 to grow stevia in North America under its subsidiary,

Stevia California; and GLG Life Tech Corporation, a China-centric company which has chosen to continue to focus on building and expanding its supply chain within China.

STEVIA AS A COMMERCIAL PRODUCT

In March 2012, we announced that we had begun testing certain proprietary formulations which incorporate stevia extracts for the purpose of fertilizer and feed applications. These proprietary formulations include aquaculture feed for shrimp, feed for livestock, granular fertilizers and foliar spray, each of which holds the potential to open new revenue opportunities to us. Commercial trials of these formulations are on-going and initial stevia harvests using the formulations are anticipated for the second quarter of 2012.

Feed additives provide an important value add market to vertically integrate downstream within our core competency. Consumer awareness has brought about a rise in demand of healthy and safe animal derived food. A complete ban on antibiotics usage as growth promoters was instituted in the European Union in 2006 and the United States in 2009. This has created a demand for safe natural feed additives that improve the growth rate and health of animals.

This opens up an additional market for stevia extracts and also provides a market for the complete plant including the leaf and stem. While the overall feed additive market is dominated by large companies such as C.P. Group, no major company has established a line of stevia feed additives to date.

We have begun testing our feed additives in China where such use has already received governmental approval. We expect similar approval for Vietnam during the current calendar year.

We have begun initial trials to confirm the economics and validate the effectiveness of stevia fertilizers and foliar sprays.

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

YIELD - Expected annual dry leaf yields of plant varieties commonly sourced from China is three to six tons per Ha. Field trial data indicates that six tons or more per hectare (Ha) can be achieved working with elite strains. We are focused on securing such strains and adapting them to local growing environments. By continuing to build our inventory of elite strains and refine our farm management practices and technologies, we plan to improve yield and plant performance and exploit the economic value of our intellectual property.

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

LOCATION - Currently over 80% of stevia is grown in China and almost all of the high Reb-A variety stevia leaf is being produced in China. China is the center of commercial stevia growing for historical reasons due to its proximity to Japan and Korea, which have historically been the major markets for stevia. There is an effort to diversify away from China for high Reb-A production now that high Reb-A leaf production is in global demand. Due to its climate, China is likely not the most geographically optimal location to grow stevia, as stevia is sensitive to frost and China typically produces only one or two crops per year, requiring leaf processors to purchase and store sufficient leaf for an entire year of production.

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

Historically, leaf that produced 13% TSG and 70% Reb-A was purchased at a premium. Elite strains can potentially deliver TSG well above 12% and Reb-A above 80% providing significant economic advantage. Minimum standards require a TSG of 12% or more, Reb-A to be at least 60% of TSG, maximum of 5% impurities and a maximum moisture content of 10%.

OUR KEY CONTRACTS AND RELATIONSHIPS

GROWERS SYNERGY

Effective November 1, 2011, we engaged Growers Synergy Pte Ltd, a regional farm management services provider ("Growers Synergy"), to provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years. In addition, Growers Synergy will enter into an agreement to purchase from us all the non-stevia crops produced at the farms for which they are providing management services.

We believe that the relationship with Growers Synergy will provide us with a strategic advantage and potential synergistic partnership by providing us with guaranteed off-take agreements for agriculture crops other than stevia, which will be produced as part of inter-cropping practices to maintain optimal soil conditions for stevia farming. Growers Synergy will work with us and our technology partners to combine the agronomy protocol with the farming models. Models and their related protocols will be commercially field tested during the first two years working with the provincial and national programs and establishing 100 Ha of field trials.

A local farm management service, such as Growers Synergy is critical to assist us in training local teams with the documented protocol sufficient to scale to 1,000 Ha to create a turnkey project. Our goal, after two years, is to be vested with fully documented protocols, local teams of trained staff capable of supporting the scale up to 1,000 Ha and farmers communities that are capable of growing stevia. To help us achieve this Growers Synergy will provide the necessary resources and assign staff to fill certain managerial and support staff positions.

TECH-NEW BIO-TECHNOLOGY

In March 2012, we entered into both a Supply Agreement and Cooperative Agreement with Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology ("TechNew"). TechNew is a developer and manufacturer of hi-tech biotechnology products which offers a series of specialized ecological fertilizers, microbiological preparations and management systems for the agriculture and aquaculture industry as well as technologies for the extraction and refinement of high purity stevia. Under the terms of the Supply Agreement, we are able to sell dry stevia plant product exclusively to TechNew including all leaf and stem. Under the terms of the Cooperative Agreement, we will explore potential technology partnerships with TechNew, with the intent to formalize a joint venture to pursue promising technologies and businesses. These include the inclusion of stevia extracts in its current product formulations for use in agriculture and aquaculture applications including fertilizers and feed.

Through our cooperative agreement with TechNew, we will also explore a potential relationship to integrate extraction and refining technology to produce high purity Reb-A and other steviol glycosides for the consumer market. We believe that vertically integrating our technologies for both commercial and consumer products may provide advantages of a diversified market, but we do not intend to enter the consumer market with a finished product. We believe that our core competency is farm management and developing technologies for production and post harvest processes and that the consumer market is extremely competitive.

INDEPENDENT GROWER RELATIONSHIPS

We plan to develop a network of partner growers who we can market our production methods and technologies to and who will also help supply us with the stevia product necessary to fulfill our supply obligations. To date we have entered into initial purchase agreements with several companies.

OUR FARM MANAGEMENT SERVICES AND INTELLECTUAL PROPERTY

Our objective is to provide a full spectrum of farm management services to manage our contract farms, service industry growers and provide for optimal stevia and intercrop production. To achieve this objective, our focus is on intellectual property development including identifying optimal cultivar varieties for intended growing sites, developing and testing a propagation protocol, developing cultivation technology including an intercropping system and regional adaptability test, and developing post-harvest and refinery processes.

We are also developing local SOP (standard operating procedures) manuals specific to each growing location and plant variety, which will document the proper use of all inputs including a proprietary crop production system that we believe is more efficient and cost effective than traditional methods. We believe this customized operating manual will result in advanced propagation and growing techniques that can improve the quality and efficiency of the stevia plants.

We are also developing a wide portfolio of highly efficient and environmentally friendly crop nutrition products. These products are performance minerals, plant phyto-chemicals, functional nutrients and microbial formulations. All products are derived from natural sources and can be used as sustainable agriculture solutions and/or for organic farming.

Currently, we believe we may be the only company that delivers the full spectrum of agricultural consulting and solutions for stevia growers, including:

TECHNEW SUITE OF PRODUCTS - through our technology partner, TechNew, we have access to TechNew's portfolio of technologies for the extraction and refinement of high purity stevia, as well as their formulas for using stevia extract in feed and fertilizer applications. We are discussing with TechNew the possibility of a joint venture to further explore potential stevia commercial applications, which we would integrate into our farm management services and our own stevia production.

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

Our intellectual property, particularly our fertilizers and other input products used in our protocols, have the potential to create a dedicated customer base because the protocols once implemented on a farm call for continual use of our fertilizers and other products as a mandatory crop input. This long-term customer relationship can enable us to create a substantial barrier to entry to potential new competitors, while at the same time providing networking benefits that could further propagate our business.

Additionally, our developing relationship with TechNew has the potential to make us an attractive partner to growers who are looking for a guaranteed market for their stevia and our supply relationship with TechNew will allow us to commit to purchase the entire plant material harvested including the stem which increases total crop yield, productivity and income.

MARKET TRENDS AND SEGMENTS                 COUNTRY           TYPE OF APPROVAL
                                           -------           ----------------
Within the market of stevia as a           NORTH AMERICA
food additive, the trend has been            USA             Food additive
towards the continued launch of new          Canada          Dietary supplement
stevia-sugar blended products. Two           Mexico          Food additive
industry leaders, PureCircle and           LATIN AMERICA
GLG Life Tech, have partnered with           Argentina       Food additive
major sugar manufacturers in the             Brazil          Food additive
U.S. (Imperial Sugar), Denmark               Chile           Food additive
(NordZucker), France (Tereos),               Colombia        Food additive
Great Britain (British Sugar), and           Ecuador         Food additive
Australia (Sugar Australia) to               Paraguay        Food additive
market blended reduced calorie               Peru            Food additive
products. SteviaCane is a                    Uruguay         Food additive
steviasucrose retail product being           Venezuela       Food additive
marketed by Natural Sweet Ventures,        ASIA PACIFIC
a joint venture between PureCircle           Australia       Food additive
and Imperial Sugar.                          Brunei          Food additive
                                             China           Food additive
With respect to the use of stevia            Hong Kong       Food additive
extracts in commercial applications          Indonesia       Dietary supplement
such as fertilizers and feed                 Japan           Food additive
applications, the trend is towards           Malaysia        Food additive
the usage of more natural inputs             New Zealand     Food additive
because of consumer awareness of             Singapore       Food additive
farming practices and how that               South Korea     Food additive
impacts the quality of the end food          Taiwan          Food additive
products that they consume.                  Thailand        Food additive
                                             Vietnam         Dietary supplement
OUR PROPERTIES                             EUROPE
                                             Austria         Food additive
Our primary focus is on providing            Belgium         Food additive
farm management services to our              Bulgaria        Food additive
contract growers. We have acquired           Cyprus          Food additive
two grower supply contracts and              Czech Republic  Food additive
three nursery fields in Vietnam.             Denmark         Food additive
More than twenty fields have been            Estonia         Food additive
established in five provinces in             Finland         Food additive
the northern half of Vietnam with a          France          Food additive
total propagation approaching 100            Germany         Food additive
Ha.                                          Hungary         Food additive
                                             Ireland         Food additive
The provincial locations include             Italy           Food additive
Hanoi, Bac Giang, Hai Duong, Hoa             Latvia          Food additive
Binh and Nghe An.                            Lithuania       Food additive
                                             Luxembourg      Food additive
On December 14, 2011 we entered              Malta           Food additive
into a land lease agreement with             The Netherlands Food additive
Stevia Ventures Corporation, one of          Poland          Food additive
our Suppliers, and Vinh Phuc                 Portugal        Food additive
Province People's Committee Tam Dao          Romania         Food additive
Agriculture & Industry Co., Ltd              Slovakia        Food additive
("Vinh Phuc") whereby Stevia                 Slovenia        Food additive
Ventures Corporation leased 10 Ha            Spain           Food additive
of land over 5 years and we have             Sweden          Food additive
begun to develop a research                  Switzerland     Food additive
facility that will also serve as a           Russia          Food additive
propagation center for farms                 United Kingdom  Food additive
located in the surrounding
provinces and particularly those
serving the provincial and national
sponsored projects.

To better service multiple farms located across the many provinces stretching from north central Vietnam to the Chinese border, we will utilize the greenhouse facilities of our local grower partners in a decentralized model that more efficiently addresses the logistical challenges presented by the contract farming model. It is assumed that the commercial fields will be scaled by stem cutting and we will receive reimbursement for the cost of seedlings one month after delivery.

In addition to our Vietnam operations, in April 2012, we announced plans to begin a 2 Ha initial field trial in Indonesia which will utilize our intercropping model.

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

Cargill and Merisant each submitted applications to the United Stated Food and Drug Administration (FDA) in 1998 for GRAS approval. On December 17, 2008 the stevia extract, Rebaudioside A (Reb-A), received GRAS approval.

In December 2008, Australia and New Zealand approved highly purified forms of stevia extracts as safe for use in food and beverages. Previously, such extracts had only been permitted for use as a dietary supplement in these countries.

Stevia extracts have been sanctioned by the Ministry of Health of China to be used as a food additive, and are listed in the Sanitation Standard of Food Additives.

In July 2010 the FDA issued GRAS clearance for PureCircle's high purity SG95 stevia product which opened up opportunities for many more applications as well as more cost effective solutions.

In November 2011, the European Union cleared stevia for use as a food additive in its twenty seven member states.

Further regulatory clearances were secured for Reb-A in Switzerland confirming the growing regulatory support for high purity stevia. Presently in Canada stevia extracts are permitted for use only as a dietary supplement.

INTERNATIONAL LAWS

A significant portion of our initial business operations will occur in Vietnam. We will be generally subject to laws and regulations applicable to foreign investment in Vietnam. Similarly, as we expand into Indonesia and other markets, we will be subject to the laws and regulations of such jurisdictions. The Vietnam legal system is based, at least in part, on written statutes. However, since these laws and regulations are relatively new and the Vietnamese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. Similar to Vietnam, the modern Indonesia legal system was formed relatively recently and is continuing to evolve.

We cannot predict the effect of future developments in the legal systems of developing countries, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

MARKETING

We believe it is important to educate the local governments and farmer communities on the merits of stevia becoming a new commercial crop and its potential as a new economic stimulus for rural farmers. Our President, Mr. George Blankenbaker, and our local partner have been conducting talks and training sessions for more than three years in Vietnam and have fostered local support at many levels. To support the farmer's transition to stevia farming and provide an opportunity to showcase the stevia opportunity to farmers' communities, the Vietnam government has provided financial support at both the provincial and national level to plant 20 Ha and 50 Ha respectively, both of which are expected to be completed in 2012. The fields are small plots located in several villages and will serve as demonstration fields and stepping stones to gain wide support from growers in several villages.

We have entered into formal cooperative agreements with several local institutes, including the National Institute of Medicinal Materials in Hanoi and the Agricultural Science Institute of Northern Central Vietnam. These agreements provide local technical assistance for our grower partners and also provide additional credibility when our grower partners present the stevia opportunity to the local farmers' communities.

We are also in contact with non-governmental organizations (NGO) that are seeking programs to bring to the communities that they serve which are generally located in poor rural areas in need of economically sound projects. If the stevia model proves to be viable for these locations, the NGOs have indicated that they will be interested in introducing and funding stevia farming programs. However, many of these poor rural areas are located in areas of poor soil quality, that lack adequate access to water or that suffer from other environmental constraints which limit the opportunities for this approach.

We also hope to generate many local testimonials from our field trials and the farmers in Vietnam are very fluid and willing to adopt new crops if the new crops are proven to be more economically viable than their current crops.

In connection with commercial opportunities for stevia derived products, we intend to develop a mark that can be applied to a buyer's brand which would signify premium quality stevia-derived products.

PRODUCT ALTERNATIVES

As a full service stevia farm management service provider we will face competition from both non-stevia sweetener products and from other service providers within the stevia industry.

FOOD ADDITIVE PRODUCT ALTERNATIVES - We believe stevia is the leader among natural zero calorie sweeteners at this time and it takes years to develop and bring to market new sweeteners of which few end up possessing all the qualities needed to be adopted mainstream. At this time we are not aware of any proven and viable alternative which possesses all of the positive qualities of stevia. As discussed above, the other sweeteners currently on the market lack many of the qualities that make stevia attractive to consumers and manufacturers, including the zero calorie/near zero glycemic index combination.

Because stevia as a food additive is an emerging industry and few companies had previously done extensive research on growing high Reb-A producing stevia prior to its approval in December of 2008, there are few companies that posses a comprehensive knowledge of stevia. As a result, and because the market is growing so rapidly, we believe that an influx of competitors in the near term will not affect the industry significantly

Therefore, we believe that the most likely threat to stevia growers will come from alternative "natural" methods to produce stevia extracts that obviate the need to farm stevia, such as fermentation-derived stevia.

A fermentation-derived stevia ingredient would still meet the requirements to be classified as a "natural" ingredient and when done at volume could potentially be produced more economically than the farming method without impurities.

Major known companies that are progressing down this track include Evolva Holding SA of Switzerland who has acquired San Francisco based Abunda Nutrition, Inc., and Blue California of Rancho Santa Margarita, California.

There are four areas on which we will focus to reduce the risk and/or impact of alternative methods of stevia ingredient production.

     1. INCREASE FARMING EFFICIENCIES. The more efficient and scaled farming becomes, the higher the economic hurdle will be for other methods of production. We believe that our intellectual property and continued research and development activities will allow our farms and those of our customers to increase efficiencies, decrease cost of production and produce better quality leaf.

     2. INTELLECTUAL PROPERTY PROTECTIONS. We have a strong focus on developing protectable intellectual property which we believe should create barriers to entry and protect our methodologies. Additionally, where applicable we will continue to consider the acquisition of potentially synergistic intellectual property.

     3. CROP DIVERSIFICATION. Our farm management infrastructure and the majority of our intellectual property is applicable to other high-value crops providing us with the flexibility to diversify our crops and the customer base for our farm management solutions.

     4. PRODUCT DIVERSIFICATION. We will explore additional markets and uses for stevia and seek to acquire technology to diversify its applications.

COMMERCIAL PRODUCT ALTERNATIVES

Small regional companies in Japan, China, and South Korea have been producing commercial stevia products for several years, focusing on their local markets. We believe with the awareness of stevia on a global scale, this will provide an opportunity to develop a large commercial market. Once the market reaches critical mass, large companies such as CP Group will likely enter the market.

We intend to protect our market by positioning ourselves as both the primary provider of raw extract to companies such as CP Group, as well as establishing our own vertical markets utilizing our farm management core competency to contract farm using our commercial stevia products.

EMPLOYEES

George Blankenbaker, our President and a director, is our sole employee.
Our relationship with our farm management partner, Growers Synergy, currently provides the staffing necessary to operate our farms and our technology partner, TechNew, provides the staffing for our technical operations.

We chose to outsource the operations management during our development phase to minimize expenses and provide a team of qualified experienced staff to lead us through the development phase until we are ready to commercialize. As we begin commercialization and revenue generation, we intend to begin to hire full time staff.

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

                  RISKS RELATING TO OUR BUSINESS AND INDUSTRY

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR BASE AN INVESTMENT DECISION.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We are a development stage company that has yet to generate any revenue. Stevia is still a relatively new product in the sweetener marketplace and we will be among the first companies to commercially grow it in Vietnam and many of our other target locations. Both the continued growth of the stevia market in general, and our ability to introduce commercial development of stevia to new regions, face numerous risks and uncertainties. In particular, we have not proven that we can produce stevia in a manner that enables us to be profitable and meet manufacturer requirements, develop intellectual property to enhance stevia production, develop and maintain relationships with key growers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

WE HAVE NO REVENUES AND HAVE INCURRED LOSSES.

Our auditors have expressed uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2012. Furthermore, since inception we have not generated any revenues. As of March 31, 2012, we had an accumulated deficit of approximately $2,323,551. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing shareholders.

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

INABILITY TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS COULD DAMAGE OUR COMPETITIVE POSITION.

Our farm management services business is heavily dependent upon the intellectual property we develop or acquire. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

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

WE MAY BE UNABLE TO EFFECTIVELY DEVELOP AN INTELLECTUAL PROPERTY PORTFOLIO OR MAY FAIL TO KEEP PACE WITH ADVANCES IN TECHNOLOGY.

We have a limited operating history in the agriculture industry and there is no certainty that we will be able to effectively develop a viable portfolio of intellectual property. The success of our farm management services, which are the core of our business, depends upon our ability to create such intellectual property.

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

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF OUR TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely significantly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

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

IF OUR SERVICES DO NOT GAIN ACCEPTANCE AMONG STEVIA GROWERS, WE MAY NOT BE ABLE TO RECOVER THE COST OF OUR INTELLECTUAL PROPERTY DEVELOPMENT.

Our business model relies on the assumption that we will be able to develop methods and protocols, secure valuable plant strains and develop other intellectual property for stevia farming that will be attractive to both stevia growers and manufacturers. We are spending significant amounts of capital to develop this intellectual property portfolio. If we are unable to secure such intellectual property or if our methods and protocols do not gain acceptance among growers or manufacturers, our intellectual property will have limited value. A number of factors may affect the market acceptance of our products and services, including, among others, the perception by growers of the effectiveness of our intellectual property, the perception among manufacturers of the quality of stevia produced using our intellectual property, our ability to fund marketing efforts, and the effectiveness of such marketing efforts. If such products and services do not gain acceptance by growers and/or manufacturers, we may not be able to fund future operations, including the expansion of our own farming projects and development and/or acquisition of additional intellectual property, which inability would have a material adverse effect on our business, financial condition and operating results.

ANY FAILURE TO ADEQUATELY ESTABLISH A NETWORK OF GROWERS AND MANUFACTURERS WILL IMPEDE OUR GROWTH.

Our business model is substantially dependent on our establishment of relationships with manufacturers to purchase the stevia produced both at our own farms and at those of our customers. We are in the process of establishing a network of growers to produce stevia using our methods and protocols. Our ability to secure contracts with manufacturers to purchase this stevia will influence our attractiveness to growers who are potentially interested in partnering with us. Achieving significant growth in revenue will depend, in large part, on our success in establishing this production network. If we are unable to develop an efficient production network, it will make our growth more difficult and our business could suffer.

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

OUR OPERATIONS AND PRODUCTS ARE REGULATED IN THE AREAS OF FOOD SAFETY AND PROTECTION OF HUMAN HEALTH AND THE ENVIRONMENT.

Our operations and products are subject to inspections by environmental, food safety, health and customs authorities and to numerous governmental regulations, including those relating to the use and disposal of agrichemicals, the documentation of food shipments, the traceability of food products, and labeling of our products for consumers, all of which involve compliance costs. Changes in regulations or laws may require operational modifications or capital improvements at various locations. If violations occur, regulators can impose fines, penalties and other sanctions. The costs of these modifications and improvements and of any fines or penalties could be substantial. We can be adversely affected by actions of regulators or if consumers lose confidence in the safety and quality of stevia, even if our products are not implicated.

IF WE ARE UNABLE TO CONTINUALLY INNOVATE AND INCREASE EFFICIENCIES, OUR ABILITY TO ATTRACT NEW CUSTOMERS MAY BE ADVERSELY AFFECTED.

In the area of innovation, we must be able to develop new processes, plant strains, and other technologies that appeal to stevia growers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing and sourcing of new technologies or innovations that satisfy customer needs, achieve market acceptance or generate satisfactory financial returns.

GLOBAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS AND RESULT OF OPERATIONS.

Disruptions in the global credit and financial market could result in diminished liquidity and credit availability, a decline in consumer confidence, a decline in economic growth, an increased unemployment rate, and uncertainty about economic stability. These economic uncertainties can affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Such conditions can lead consumers to postpone spending, which can cause manufacturers to cancel, decrease or delay orders with us. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions and such economic conditions could materially and adversely affect our business and results of operations.

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR EXECUTIVE OFFICERS AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success depends substantially on the continued services of our executive officers, especially our President and director, George Blankenbaker. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Section 404 requires us to include an internal control report with this Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of March 31, 2012, the management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Management concluded, as of the year ended March 31, 2012, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

     i) We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
     ii) We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

In April 2012, we announced plans to begin field tests in Indonesia. Similar to Vietnam, the modern Indonesia legal system was formed relatively recently and is continuing to evolve. As we continue our expansion into Indonesia and other developing countries, we will face similar risks and uncertainties regarding the legal system as we currently face in Vietnam.

We cannot predict the effect of future developments in the legal systems of developing countries, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

OUR INTERNATIONAL OPERATIONS INVOLVE THE USE OF FOREIGN CURRENCIES, WHICH SUBJECTS US TO EXCHANGE RATE FLUCTUATIONS AND OTHER CURRENCY RISKS.

The revenues and expenses of our international operations are generally denominated in local currencies, which subjects us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

WE MAY BE ADVERSELY AFFECTED BY ECONOMIC AND POLITICAL CONDITIONS IN THE COUNTRIES WHERE WE OPERATE.

We operate in Vietnam and other countries throughout the world. Economic and political changes in these countries, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect results of operations.

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

OUR INSURANCE COVERAGE MAY BE INADEQUATE TO COVER ALL SIGNIFICANT RISK
EXPOSURES.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. In addition, because the insurance industry in Vietnam and other developing countries are still in their early stages of development, business interruption insurance available in such countries relating to our intended services and products offers limited coverage compared to that offered in many other developed countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS OUTSIDE THE UNITED STATES.

Substantially all of our assets are currently located outside of the United States and a significant number of our officers and directors may reside outside of the United States as well. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that Vietnam in particular does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Vietnam would permit effective enforcement of criminal penalties of the Federal securities laws.

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

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT SHAREHOLDERS' INVESTMENTS.

Although our common stock is quoted on the OTCBB under the symbol "STEV", there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

ITEM 1B -- UNRESOLVED STAFF COMMENTS

None.

ITEM 2 -- PROPERTIES

Our international corporate office is located at 14 Chin Bee Road, Singapore 619824. We also maintain an office in Vietnam at No. 602, CC2A, Thanh Ha `s building, Bac Linh Dam, Hoang Mai district, Hanoi, Vietnam and in Hong Kong, at 19/F Kam Chung Comm Bldg 19-21, Hennessy Rd, Hong Kong and in the United States, at 7117 US 31 South, Indianapolis, IN 46227.

We have also begun development of a research facility on 10 Ha of land leased by Stevia Ventures Corporation and have prepaid the first year lease payment of $30,000 and the six month lease payment of $15,000 as security deposit.

ITEM 3 -- LEGAL PROCEEDINGS

None.

ITEM 4 -- MINE SAFETY DISCLOSURES

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

Fiscal Year Ended March 31, 2012                           High          Low
--------------------------------                           ----          ---
First Quarter (June 30, 2011)                           $  1.60       $  .25
Second Quarter (September 30, 2011)                     $  1.00       $  .85
Third Quarter (December 31, 2011)                       $  1.05       $  .56
Fourth Quarter (March 31, 2012)                         $  2.75       $  .667

Fiscal Year Ended March 31, 2011                           High          Low
--------------------------------                           ----          ---
First Quarter (June 30, 2010)                           $ .005714     $ .005714
Second Quarter (September 30, 2010)                     $ .009143     $ .009143
Third Quarter (December 31, 2010)                       $ .010286     $ .010286
Fourth Quarter (March 31, 2011)                         $ .012571     $ .012571

STOCKHOLDERS

As of June 21, 2012, there were 61,354,775 shares of common stock issued and outstanding held by 15 stockholders of record (not including street name holders).

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

UNREGISTERED SALES OF EQUITY SECURITIES

On January 16, 2012, March 7, 2012, and subsequent to the fiscal year ended March 31, 2012, on May 30, 2012, we raised $250,000, $200,000 and $200,000 respectively, from the proceeds of convertible notes (collectively, the "Notes"). The Notes were each based upon our standard form of promissory note, accrue interest at the rate of ten percent per annum simple interest, and the principal balance of each Note and any accrued interest thereon is convertible into our common stock at the lower of (a) the price per share at which shares of capital stock are sold in our next equity financing, or (b) the closing price of our securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securities, in each case over the thirty (30) day period prior to the date of conversion; provided however, that if no active trading market for the securities exists at the time of the conversion, such conversion price shall be the fair market value of a share of our common stock as determined in good faith by our Board of Directors. The issuances of the Notes were conducted in reliance upon Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), to investors who are "accredited investors," as such term is defined in Rule 501(a) under the Securities Act, in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

On January 26, 2012, we entered into an Equity Purchase Agreement (the "Purchase Agreement") with Southridge Partners II, LP, a Delaware limited partnership ("Southridge"). Upon execution of such agreements, we issued 35,000 shares of our common stock to Southridge as a commitment fee.

On March 19, 2012, we issued 27,500 shares of our common stock to Empire Relations Group ("Empire") as consideration for consulting services rendered by Empire to the Company.

The issuances of such shares were conducted in reliance upon Regulation D of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), to investors who are "accredited investors," as such term is defined in Rule 501(a) under the Securities Act, based upon representations made by such investors.

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

OVERVIEW

We were incorporated on May 21, 2007 in the state of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock.

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

Our initial focus and capital expenditures have been directed toward intellectual property development which will attempt to identify optimal cultivar varieties for intended growing sites, development and testing of a propagation protocol, development of cultivation technology including an intercropping system and regional adaptability test, exploration of commercial applications of stevia derived products, and development of a post-harvest and refinery processes. Once such protocols and technologies are established, we plan to expand our commercial farming of stevia using such intellectual property, with the goal of 5,000 Ha of production by the end of our sixth fiscal year, while also marketing such farming methods and technologies to other stevia farmers.

During the past fiscal year, we have begun our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy to assist in the management of our Vietnam day-to-day operations. We have also developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew as our technology partner in Vietnam. We have also continued to establish research and production relationships with local institutions and companies in Vietnam. In April, 2012 we announced plans to begin field trials in Indonesia.

RESULTS OF OPERATIONS

Our operations to-date have primarily consisted of securing purchase and supply contracts and office space and developing relationships with potential partners.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

FINANCIAL CONDITION AS OF MARCH 31, 2012

We reported total current assets of $184,572 at March 31, 2012 consisting of cash of $15,698 and prepaid expenses of $168,874. Total current liabilities reported of $997,567 included convertible notes payable of $700,000, accounts payable of $237,288, accounts payable to our President of $20,220 and advances from our President of $19,138. We had a working capital deficit of $812,995 at March 31, 2012.

Stockholders' Deficiency increased from $50,470 at March 31, 2011 to $790,445 at March 31, 2012. This increase is due primarily to an increase in our convertible notes payable and accounts payable.

CASH AND CASH EQUIVALENTS

As of March 31, 2012, we had cash of $15,698. We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2012

For the fiscal year ended March 31, 2012, we incurred a net loss of $2,323,551.

General and administration expenses for the fiscal year ended March 31, 2012, amounted to $113,742 compared to $7,458 in the fiscal year ended March 31, 2011. Salary and compensation expenses amounted to $750,000 and Professional fees amounted to $255,959 in the fiscal year ended March 31, 2012.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2011

For the fiscal year ended March 31, 2011, we incurred a net loss of $38,890.

General and administration expenses for the fiscal year end March 31, 2011, amounted to $7,458 compared to $9,368 in the fiscal year ended March 31, 2010. Legal and accounting expenses for the fiscal year end March 31, 2011, amounted to $28,350 compared to $19,813 in the fiscal year ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2012 we have $15,698 in cash and $997,567 in current liabilities. As at March 31, 2012, our total assets were $207,122 and our total liabilities were $997,567. Our net working capital deficiency as at March 31, 2012 was $812,995.

During the year ended March 31, 2012, we funded our operations from the proceeds of private sales of equity and/or convertible notes. During the year ended March 31, 2012, we raised $100,000 through the sale of 400,000 shares of our common stock at a price of $0.25 per share and we raised $950,000 through the issuance of convertible promissory notes. We raised an additional $200,000 through the issuance of convertible promissory notes subsequent to the fiscal year ended March 31, 2012.

On October 4, 2011, outstanding convertible promissory notes in the principal amount of $350,000 were converted into an aggregate of 1,474,849 shares of our common stock. On January 18, 2012, outstanding convertible promissory notes in the principal amount of $150,000 were converted into an aggregate of 617,425 shares of our common stock.

On January 26, 2012, we entered into the Purchase Agreement with Southridge. Under the terms of the Purchase Agreement, Southridge will purchase, at our election, up to $20,000,000 of our registered common stock (the "Shares"). During the term of the Purchase Agreement, we may at any time deliver a "put notice" to Southridge thereby requiring Southridge to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Southridge shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to ninety-three percent (93%) of the lowest closing bid price for our common stock during the five-day trading period immediately after the Shares specified in the Put Notice are delivered to Southridge. The number of Shares sold to Southridge shall not exceed the number of such shares that, when aggregated with all other shares of our common stock then beneficially owned by Southridge, would result in Southridge owning more than 9.99% of all of our common stock then outstanding. As a condition to the purchase of the Shares by Southridge, we must register the Shares with the Securities and Exchange Commission on a Form S-1 registration statement. We are currently working on amending the registration statement we have filed with the Securities Exchange Commission.

We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended March 31, 2012, we received net cash of $1,300,200 from financing activities. Net cash from financing activities reflected $1,200,000 in proceeds from the issuance of convertible notes, $100,000 in proceeds from the sale of common stock.

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

CAPITAL REQUIREMENTS

Our current capital requirements are for intellectual property development, initial field trials and planning and readiness development for commercialization. We plan to fund such activities through various forms of financing including equity, convertible debt, bank loans, lines of credit and other options that may be available to us. Subsequently, we will require additional capitalization to expand our commercial production to reach our target of 5,000 Ha in Vietnam.

We have no assurance that financing will be available to us, or if available, on terms acceptable to us. If financing is not available to us, or on satisfactory terms, we may be unable to continue, develop or expand our operations. Additional equity financing could also result in additional dilution to our existing shareholders.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of such critical accounting policies is set forth below.

BASIS OF PRESENTATION

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all accounts of the Company as of March 31, 2012 and for the period from June 23, 2011 (date of acquisition) through March 31, 2012; Stevia Ventures International Ltd. as of March 31, 2012 and for the period from April 11, 2011 (inception) through March 31, 2012; and Stevia Asia Limited as of March 31, 2012 and for the period from March 19, 2012 (inception) through March 31, 2012 as follows:

                                          Jurisdiction or           Attributable
Entity                                 Place of Incorporation         Interest
------                                 ----------------------         --------
Stevia Ventures International Ltd.             BVI                      100%
Stevia Asia Limited                        Hong Kong SAR                100%

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012.

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

FURNITURE AND FIXTURE

Furniture and fixture is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixture is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of furniture and fixture, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

     * Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the SIMPLIFIED METHOD, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or
          (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

     * Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
     * Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
     * Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification ("Subtopic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

     * Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
     * Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

     * Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.
     * Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to Paragraphs 505-50-25-8, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

INCOME TAX PROVISION

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 11, 2011 (Inception) through March 31, 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the period from April 11, 2011 (inception) through March 31, 2012 as they were anti-dilutive:

                                                                 Potentially
                                                            Outstanding Dilutive
                                                                Common Shares
                                                                -------------
                                                                   For the
                                                                 Period from
                                                                April 11, 2011
                                                                 (inception)
                                                                   through
                                                                March 31, 2012
                                                                --------------
The remainder of the Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share
 Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business
 milestones (the "Milestones")                                     3,000,000
                                                                   ---------

Total potentially outstanding dilutive common shares               3,000,000
                                                                   =========

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "PROPERTY, PLANT AND EQUIPMENT: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "COMPREHENSIVE INCOME: DEFERRAL OF THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU 2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2012 pursuant to Exchange Act Rule 13a-15. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B -- OTHER INFORMATION

None.

                                    PART III

ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person                     Age                      Position
------                     ---                      --------
George Blankenbaker        47       Director, President, Secretary and Treasurer
Dr. Pablo Erat             41       Director
Rodney L. Cook             59       Director

The information below with respect to our directors includes such director's experience, qualifications, attributes, and skills that led us to the conclusion that they should serve as directors.

GEORGE BLANKENBAKER - PRESIDENT, SECRETARY, TREASURER AND DIRECTOR

Mr. Blankenbaker became our President, Secretary, Treasurer and Director in June, 2011. Since November 2008, Mr. Blankenbaker has been leading the development of high Reb-A stevia farming in Vietnam. Mr. Blankenbaker was raised on a farm and became involved in large scale commercial agriculture in 2002 when he began working with the Agri-Food Veterinary Authority of Singapore (AVA) to provide strategically important food supplies to Singapore and has extensive experience managing agriculture projects in South East Asia. Mr. Blankenbaker received a Bachelors of Science in Business Finance from Indiana University in 1988, where he also studied Asian Political Science. Mr. Blankenbaker's recent activities and experience in Vietnam have laid the groundwork for the Company's current business strategy, and his in-depth knowledge of such matters are invaluable to our Board of Directors.

DR. PABLO ERAT - DIRECTOR

Dr. Erat was elected to our board of directors on October 4, 2011. Since January 2009, Dr. Erat has served as CEO of Pal & Partners AG, a Swiss-based group domiciled in Zug with offices in Zurich and Mumbai and with a focus on the Indian agriculture industry. Prior to joining Pal & Partners AG, in 2008 Dr. Erat served as a consultant to corporations and start-up companies in various industries to assist in the development and implementation of innovative strategies. In April 2001, he co-founded Executive Insight, a strategy consulting firm and in January 2003, he co-founded DocsLogic, a company specialized on the development of knowledge applications, where he remained through 2007. Dr. Erat is also Assistant Professor at the ETH Zurich and regularly delivers speeches and workshops on strategic management principles for educational and business communities. Dr. Erat received a Doctorate from the University of St. Gallen in Switzerland in June 2003. Dr. Erat's extensive knowledge and experience working for and advising early stage companies as well as his experience in the agriculture industry will be extremely relevant to the board.

RODNEY L. COOK - DIRECTOR

Mr. Cook was elected to the board of directors on October 6, 2011. Mr. Cook has an extensive background in agribusiness and is a practicing horticulturist with twenty years experience in grower education, technology transfer from university to field, research and project development. In 2009, he founded Ag-View Consulting, a horticulture and market development consulting firm, where he remained until 2011. From 2008 to 2009, Mr. Cook has served as Chief Executive Officer and President of Naturipe Foods, LLC a multinational partnership of fruit growers. Prior to joining Naturipe, Mr. Cook was with Producer Marketing Company from 1995 to 2008, where he served as Chief Executive Officer and President. Producer Maketing was a grower owned corporation marketing blueberries for a group of growers. Mr. Cook received a Masters of Science, with Honor, in Horticulture from Michigan State University and a Bachelors of Science, with Honor, in Resource Development from Michigan State University. Mr. Cook's experience in the agriculture industry will provide critical experience and perspective to the Company's board of directors.

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

COMMITTEES OF THE BOARD

Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2012 or during the two months ended May 31, 2012. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the Board of Directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of March 31, 2012, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

CODE OF ETHICS

On October 25, 2011, the Board of Directors of the Company adopted a Code of Ethics for the Company, establishing a wide range of ethical standards for all directors, officers and employees. A copy of the Code of Ethics will be provided, without charge, to any person who so requests. A copy of the Code of Ethics may be requested via the following address or phone number:

     Stevia Corp.
     7117 US 31 South
     Indianapolis, IN 46227
     (888) 250-2566

ITEM 11 -- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended March 31, 2011 and March 31, 2012. Other than as set forth below, no executive officer's total annual compensation exceeded $100,000 during our last fiscal period.

                           SUMMARY COMPENSATION TABLE

                                                                       Non-Equity   Nonqualified
                                                                        Incentive     Deferred       All
 Name and                                                                 Plan         Compen-      Other
 Principal                                        Stock       Option     Compen-       sation       Compen-
 Position            Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
    (a)              (b)    ($)(c)     ($)(d)     ($)(e)      ($)(f)     ($)(g)       ($)(h)        ($)(i)     ($)(j)
------------         ----   ------     -----      ------      ------     ------       --------      ------     ------
George               2012     0         0           0            0          0            0         750,000     750,000
Blankenbaker         2011     0         0           0            0          0            0               0           0
President, Secretary,
Treasurer, Director
(Principal Executive
Officer and Principal
Financial Officer)

On June 23, 2011, as a result of the Share Exchange Agreement, the sole shareholder of Stevia Ventures International Ltd. ("Stevia Ventures") received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Stevia Ventures. Mr. Blankenbaker, our President and director, was the sole shareholder and officer of Stevia Ventures. Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which were to be held in escrow pending the achievement by the Company of certain business milestones (the "Escrow Shares"). On December 23, 2011, 3,000,000 of the 6,000,000 Escrow Shares were earned and released to Mr. Blankenbaker upon achievement of certain business objectives by the Company. Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

Other than as set forth above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

DIRECTOR COMPENSATION

On October 14, 2011 we issued 1,500,000 shares to each of Rodney L. Cook and Pablo Erat, as newly appointed members of our Board of Directors, as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock for each director on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company. These shares were valued at $0.25 per share, or an aggregate of $750,000, on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter.

We recorded $187,500 in directors' fees for the period from April 11, 2011 (inception) through March 31, 2012.

We have no standard arrangement to compensate directors for their services in their capacity as directors. Except as set forth above, directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 21, 2012 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address                    Amount and Nature               Percentage
of Beneficial Owner(1)            of Beneficial Ownership           of Class(2)
----------------------            -----------------------           -----------
George Blankenbaker                    12,000,000                     19.56%
President, Secretary,
Treasurer, and Director
6451 Buck Creek Pkwy
Indianapolis, IN 46227

Rodney L Cook                           1,500,000                      2.44%
Director
1720 Medallion Loop NW
Olympia, WA 98502

Pablo Erat                              1,500,000                      2.44%
Director
Ludretikonerstrasse 53
880 Thalwil
Switzerland

All Officers and Directors             15,000,000                     24.45%
as a Group

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2) Based on 61,354,775 shares of our common stock outstanding as of June 21, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Effective November 1, 2011, the Company engaged Growers Synergy to provide farm management consulting services on a month-to-month basis. Growers Synergy is owned and controlled by George Blankenbaker, the president, director and stockholder of the Company. During the fiscal year ended March 31, 2012, the Growers Synergy received $180,000 for consulting services rendered to the Company. Minimum payments due from the Company to Growers Synergy during the fiscal years ending March 31, 2013 and March 31, 2014 are $240,000 and $140,000 respectively.

On June 23, 2011, as a result of the Share Exchange Agreement, the sole shareholder of Stevia Ventures International Ltd. ("Stevia Ventures") received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Stevia Ventures. Mr. Blankenbaker, our President and director, was the sole shareholder and officer of Stevia Ventures. Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which were to be held in escrow pending the achievement by the Company of certain business milestones (the "Escrow Shares"). On December 23, 2011, 3,000,000 of the 6,000,000 Escrow Shares were earned and released to Mr. Blankenbaker upon achievement of certain business objectives by the Company. Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation's of such person's immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2012, we had two independent directors on our Board, Dr. Erat and Mr. Cook. Mr. Blankenbaker is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

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

ITEM 14 -- PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company for the fiscal periods shown.

                                                     March 31,         March 31,
                                                       2012              2011
                                                     --------          --------
Audit Fees                                           $ 15,250          $  7,500
Audit - Related Fees                                        0                 0
Tax Fees                                                    0                 0
All Other Fees                                              0                 0
                                                     --------          --------

Total                                                $ 15,250          $  7,500
                                                     ========          ========

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

10.1 Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.2 Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.3 Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.4 Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.5 Form of Convertible Promissory Note (incorporated by reference to the registrant's Form 10-Q filed on November 21, 2011)

10.6 Stock Purchase Agreement (incorporated by reference to the registrant's Form 10-Q filed on November 21, 2011)

10.7 Management and Off-Take Agreement with Growers Synergy Pte Ltd., effective November 1, 2011 (incorporated by reference to the registrant's Form 8-K filed on October 31, 2011)

10.8 Equity Purchase Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant's Form 8-K filed on January 30, 2012)

10.9 Registration Rights Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant's Form 8-K filed on January 30, 2012)

10.10 The Minutes for Land Transferring Agreement for New Crop Plants Variety, dated December 14, 2011 (incorporated by reference to the registrant's Form 10-Q filed on February 17, 2012)

10.11 Supply Agreement with Guangzhou Health China Technology Development Company Limited, dated February 21, 2012 (incorporated by reference to the registrant's Form 8-K filed on February 27,
              2012)

21            List of Subsidiaries*

31 Rule 13(a)-- 14(a)/15(d)-- 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*

32            Section 1350 Certifications*

101           Interactive data files pursuant to Rule 405 of Regulation S-T.*

----------
*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA CORP.


Dated: June 29, 2012                       /s/ George Blankenbaker
                                           -------------------------------------
                                      By:  George Blankenbaker
                                      Its: President
                                           (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                             Capacity                    Date
     ---------                             --------                    ----


/s/ George Blankenbaker                President and Director      June 29, 2012
-------------------------------------  (Principal Financial
George Blankenbaker                    Officer and Principal
                                       Accounting Officer)


/s/ Pablo Erat                         Director                    June 29, 2012
-------------------------------------
Pablo Erat


/s/ Rodney L. Cook                     Director                    June 29, 2012
-------------------------------------
Rodney L. Cook

                                  Stevia Corp.

                          (A Development Stage Company)

                                 March 31, 2012

                 Index to the Consolidated Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Report of Independent Registered Public Accounting Firm .................. F-2

Consolidated Balance Sheet at March 31, 2012 ............................. F-3

Consolidated Statement of Operation for the Period from April 11, 2011
(Inception) through March 31, 2012 ....................................... F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the Period
from April 11, 2011 (Inception) through March 31, 2012 ................... F-5

Consolidated Statement of Cash Flows for the Period from April 11, 2011
(Inception) through March 31, 2012 ....................................... F-6

Notes to the Consolidated Financial Statements ........................... F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Stevia Corp.
(A Development Stage Company)
Indianapolis, Indiana

     We have audited the accompanying consolidated balance sheet of Stevia Corp., a development stage company, (the "Company") as of March 31, 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from April 11, 2011 (inception) through March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from April 11, 2011 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012 and a net loss and net cash used in operating activities for the period from April 11, 2011 (inception) through March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
--------------------------------
Li & Company, PC
Skillman, New Jersey
June 29, 2012

                                  Stevia Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                                  March 31, 2012
                                                                  --------------
ASSETS

Current assets:
  Cash                                                              $    15,698
  Prepaid expenses                                                      168,874
                                                                    -----------
      Total current assets                                              184,572
                                                                    -----------
Furniture and fixture
  Furniture and fixture                                                   3,036
  Accumulated depreciation                                                   --
                                                                    -----------
      Furniture and fixture, net                                          3,036

Website development costs
  Website development costs                                               5,315
  Accumulated amortization                                                 (801)
                                                                    -----------
      Website development costs, net                                      4,514
                                                                    -----------
Security Deposit
  Security deposit                                                       15,000
                                                                    -----------
      Security deposit                                                   15,000
                                                                    -----------

      Total assets                                                  $   207,122
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $   237,288
  Accounts payable - President and CEO                                   20,220
  Accrued expenses                                                        5,400
  Accrued interest                                                       15,521
  Advances from president and significant stockholder                    19,138
  Convertible notes payable                                             700,000
                                                                    -----------
      Total current liabilities                                         997,567
                                                                    -----------
Stockholders' deficit:
  Common stock at $0.001 par value: 100,000,000 shares authorized,
   58,354,775 shares issued and outstanding                              58,355
  Additional paid-in capital                                          1,474,751
  Deficit accumulated during the development stage                   (2,323,551)
                                                                    -----------
      Total stockholders' deficit                                      (790,445)
                                                                    -----------

      Total liabilities and stockholders' deficit                   $   207,122
                                                                    ===========


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                             For the Period from
                                                               April 11, 2011
                                                                 (inception)
                                                                  through
                                                               March 31, 2012
                                                               --------------

Revenues eaarned during the development stage                   $      1,300

Cost of services during the development stage
  Farm expenses                                                      531,246
  Farm management services - related party                           180,000
                                                                ------------
      Total cost of services during the development stage            711,246
                                                                ------------

Gross profit (loss)                                                 (709,946)

Operating expenses:
  Directors' fees                                                    187,500
  Professional fees                                                  255,959
  Research and development                                           206,191
  Salary and compensation - officer                                  750,000
  General and administrative expenses                                113,742
                                                                ------------
      Total operating expenses                                     1,513,392
                                                                ------------

Loss from operations                                              (2,223,338)

Other (income) expense:
  Financing cost                                                      70,500
  Interest expense                                                    29,757
  Interest income                                                        (44)
                                                                ------------
      Total other (income) expense                                   100,213
                                                                ------------

Loss before income taxes                                          (2,323,551)

Income tax provision                                                      --
                                                                ------------

Net loss                                                        $ (2,323,551)
                                                                ============
Net loss per common share
  - Basic and diluted:                                          $      (0.05)
                                                                ============
Weighted average common shares
  - basic and diluted                                             45,093,271
                                                                ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
     For the Period from April 11, 2011 (Inception) through March 31, 2012

                                                       Common Stock,                             Deficit
                                                     $0.001 Par Value                          Accumulated        Total
                                                 -----------------------         Additional    during the      Stockholders'
                                                   Number                         paid-in      Development        Equity
                                                 of Shares        Amount          Capital         Stage          (Deficit)
                                                 ---------        ------          -------         -----          ---------
Balance, April 11, 2011 (inception)              6,000,000     $     6,000     $    (5,900)    $        --     $       100

Common shares deemed issued in
 reverse acquisition                            79,800,000          79,800        (198,088)                       (118,288)

Common shares cancelled in
 reverse acquisition                           (33,000,000)        (33,000)         33,000                              --

Common shares issued for cash at
 $0.25 per share on October 4, 2011                400,000             400          99,600                         100,000

Common shares issued for notes
 conversion at $0.25 per share on
 October 4, 2011                                 1,400,000           1,400         348,600                         350,000

Common shares issued for conversion
 of accrued interest at $0.25 per
 share on October 4, 2011                           74,850              75          18,638                          18,713

Common shares cancelled by significant
 stockholder on October 4, 2011                 (3,000,000)         (3,000)          3,000                              --

Common shares issued for future director
 services on October 4, 2011                     3,000,000           3,000         747,000                         750,000

Common shares issued for future director
 services on October 4, 2011                                                      (750,000)                       (750,000)

Amortization of director services
 earned during the period                                                          187,500                         187,500

Make good shares released to officer for
 achieving the first milestone on
 December 23, 2011                               3,000,000           3,000         747,000                         750,000

Common shares issued for notes conversion
 at $0.25 per share on January 18, 2012            600,000             600         149,400                         150,000

Common shares issued for conversion of
 accrued interest at $0.25 per share on
 January 18, 2012                                   17,425              17           4,339                           4,356

Common shares issued for financing services
 upon agreement at $1.50 per share on
 January 26, 2012                                   35,000              35          52,465                          52,500

Common shares issued for consulting services
 at $1.39 per share on March 31, 2012               27,500              28          38,197                          38,225

Net loss                                                                                        (2,323,551)     (2,323,551)
                                               -----------     -----------     -----------     -----------     -----------

Balance, March 31, 2012                         58,354,775     $    58,355     $ 1,474,751     $(2,323,551)    $  (790,445)
                                               ===========     ===========     ===========     ===========     ===========

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows

                                                                           For the Period from
                                                                             April 11, 2011
                                                                               (inception)
                                                                                through
                                                                             March 31, 2012
                                                                             --------------
Cash flows from operating activities:
  Net loss                                                                    $(2,323,551)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Amortization expense                                                             801
     Common shares issued for compensation                                        750,000
     Common shares issued for director services earned during the period          187,500
     Common shares issued for outside services                                     90,725
  Changes in operating assets and liabilities:
     Prepaid expenses                                                            (168,874)
     Security deposit                                                             (15,000)
     Accounts payable                                                             141,530
     Accounts payable - related parties                                            20,220
     Accrued expenses                                                              (1,290)
     Accrued interest                                                              38,589
                                                                              -----------
Net cash used in operating activities                                          (1,279,350)
                                                                              -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                                       (3,036)
  Website development costs                                                        (5,315)
  Cash received from reverse acquisition                                            3,199
                                                                              -----------
Net cash used in investing activities                                              (5,152)
                                                                              -----------
Cash flows from financing activities:
  Advances from president and stockholder                                             200
  Proceeds from issuance of convertible notes                                   1,200,000
  Proceeds from sale of common stock                                              100,000
                                                                              -----------
Net cash provided by financing activities                                       1,300,200
                                                                              -----------

Net change in cash                                                                 15,698

Cash at beginning of period                                                            --
                                                                              -----------

Cash at end of period                                                         $    15,698
                                                                              ===========
Supplemental disclosure of cash flows information:
  Interest paid                                                               $        --
                                                                              ===========
  Income tax paid                                                             $        --
                                                                              ===========
Non-cash investing and financing activities:
  Issuance of common stock for conversion of convertible notes                $   500,000
                                                                              ===========
  Issuance of common stock for conversion of accrued note interest            $    23,068
                                                                              ===========

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                                 March 31, 2012
                 Notes to the Consolidated Financial Statements


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

     Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

     As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Ventures. Of the 12,000,000 common shares issued 6,000,000 shares are being held in escrow pending the achievement by the Company of certain post-Closing business milestones (the "Milestones"), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures' Stockholder (the "Escrow Agreement"). Even though the shares issued only represented approximately 20.4% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement the stockholder of Ventures completely took over and controlled the board of directors and management of the Company upon acquisition.

     As a result of the change in control to the then Ventures Stockholder, for financial statement reporting purposes, the merger between the Company and Ventures has been treated as a reverse acquisition with Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Ventures (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Ventures which are recorded at historical cost. The equity of the Company is the historical equity of Ventures retroactively restated to reflect the number of shares issued by the Company in the transaction.

FORMATION OF STEVIA ASIA LIMITED

      On March 19, 2012, the Company formed Stevia Asia Limited ("Stevia Asia") under the laws of the Hong Kong Special Administrative Region ("HK SAR") of the People's Republic of China ("PRC"), a wholly-owned subsidiary. Stevia Asia is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include all accounts of the Company as of March 31, 2012 and for the period from June 23, 2011 (date of acquisition) through March 31, 2012; Stevia Ventures International Ltd. as of March 31, 2012 and for the period from April 11, 2011 (inception) through March 31, 2012; and Stevia Asia Limited as of March 31, 2012 and for the period from March 19, 2012 (inception) through March 31, 2012 as follows:

                                           Jurisdiction or          Attributable
        Entity                          Place of Incorporation        Interest
        ------                          ----------------------        --------
Stevia Ventures International Ltd.         BVI                           100%
Stevia Asia Limited                        Hong Kong SAR                 100%

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

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

     The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

     The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012.

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

FURNITURE AND FIXTURE

     Furniture and fixture is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixture is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of furniture and fixture, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

     Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

     The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

     The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum (PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the SIMPLIFIED METHOD, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

* Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

* Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

* Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

     The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

     The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification ("Subtopic 505-50").

     Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum (PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

     The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

* Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

* Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

* Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

     Pursuant to Paragraphs 505-50-25-8, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

     Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

     Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

INCOME TAX PROVISION

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from April 11, 2011 (Inception) through March 31, 2012.

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

     The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the period from April 11, 2011 (inception) through March 31, 2012 as they were anti-dilutive:

                                                         Potentially Outstanding
                                                          Dilutive Common Shares
                                                         -----------------------
                                                                  For the
                                                                Period from
                                                              April 11, 2011
                                                                (inception)
                                                                  through
                                                              March 31, 2012
                                                              --------------
The remainder of the Make Good Escrow  Agreement
shares  issued and held with the escrow agent in
connection  with the  Share  Exchange  Agreement
consummated   on  June  23,  2011   pending  the
achievement    by   the   Company   of   certain
post-Closing     business     milestones    (the
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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

     In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

     The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "PROPERTY, PLANT AND EQUIPMENT: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

     The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

     The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "COMPREHENSIVE INCOME: DEFERRAL OF THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU
2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

     All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

     As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, a net loss and net cash used in operating activities for the period from April 11, 2011 (inception) through March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PREPAID EXPENSES

     Prepaid expenses at March 31, 2012, consisted of the following:

                                                                  March 31, 2012
                                                                  --------------

     Prepaid research and development                                $128,445
     Prepaid rent                                                      21,250
     Retainer                                                          15,000
     Other                                                              4,179
                                                                     --------
                                                                     $168,874
                                                                     ========

NOTE 5 - FURNITURE AND FIXTURE

     Furniture and fixture, stated at cost, less accumulated depreciation at March 31, 2012 consisted of the following:

                                            Estimated
                                           Useful Life
                                             (Years)              March 31, 2012
                                             -------              --------------

     Furniture and fixture                     5                     $  3,036
                                                                     --------
                                                                        3,036
     Less accumulated depreciation                                         (-)
                                                                     --------
                                                                     $  3,036
                                                                     ========

DEPRECIATION EXPENSE

     The Company acquired furniture and fixture near the end of February 2012 and started to depreciate as of April 1, 2012.

NOTE 6 - WEBSITE DEVELOPMENT COSTS

     Website development costs, stated at cost, less accumulated amortization at March 31, 2012, consisted of the following:

                                                                  March 31, 2012
                                                                  --------------

     Website development costs                                       $  5,315
     Accumulated amortization                                            (801)
                                                                     --------
                                                                     $  4,514
                                                                     ========

AMORTIZATION EXPENSE

     Amortization   expense  was  $801  for  the  period  from  April  11,  2011
(inception) through March 31, 2012.

NOTE 7 - RELATED PARTY TRANSACTIONS

RELATED PARTIES

     Related parties with whom the Company had transactions are:

  Related Parties                             Relationship
  ---------------                             ------------

George Blankenbaker         President and significant stockholder of the Company

Leverage Investments LLC    An entity owned and controlled by the president and
                            significant stockholder of the Company

Growers Synergy Pte Ltd.    An entity owned and controlled by the president and
                            significant stockholder of the Company

ADVANCES FROM STOCKHOLDER

     From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

LEASE OF CERTAIN OFFICE SPACE FROM LEVERAGE INVESTMENTS, LLC

     The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011. For the period from April 11, 2011 (inception) through March 31, 2012, the Company recorded $9,200 in rent expenses due Leverage Investment LLC.

CONSULTING SERVICES, MANAGEMENT AND OFF-TAKE AGREEMENT WITH GROWERS SYNERGY PTE LTD.

     Prior to November 1, 2011, the Company engaged Growers Synergy Pte Ltd. to provide farm management consulting services on a month-to-month basis, at $20,000 per month as of July 1, 2011.

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

     Consulting services provided by Growers Synergy Pte Ltd. for the period from April 11, 2011 (inception) through March 31, 2012 is as follows:

                                                                  March 31, 2012
                                                                  --------------

     Consulting services received and consulting fees booked         $180,000
                                                                     --------
                                                                     $180,000
                                                                     ========

     Future minimum payments required under this agreement at March 31, 2012 were as follows:

     Fiscal Year Ending March 31:
       2013                                                          $240,000
       2014                                                           140,000
                                                                     --------
                                                                     $380,000
                                                                     ========

NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

     On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance.

     Convertible notes payable at March 31, 2012 consisted of the following:

                                                                  March 31, 2012
                                                                  --------------
On November 16, 2011, the Company issued a convertible note
 in the amount of $250,000  with  interest at 10% per annum
 due one (1) year from the date of  issuance.  The note may
 be converted  into common shares of the Company should the
 Company  complete a private  placement with gross proceeds
 of at least  $100,000.  The conversion  price shall be the
 same as the private  placement  price on a per share basis          $250,000

On January 16, 2012, the Company issued a convertible  note
 in the amount of $250,000  with  interest at 10% per annum
 due one (1) year from the date of issuance                           250,000

On March 7, 2012, the Company issued a convertible  note in
 the amount of $200,000  with interest at 10% per annum due
 one (1) year from the date of issuance.                              200,000
                                                                     --------
                                                                     $700,000
                                                                     ========

NOTE 9 - STOCKHOLDERS' DEFICIT

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 per share.

COMMON STOCK

REVERSE ACQUISITION TRANSACTION

     Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company's former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

     As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Stevia Ventures International Ltd. Of the 12,000,000 common shares issued in connection with the Share Exchange Agreement, 6,000,000 of such shares are being held in escrow ("Escrow Shares") pending the achievement by the Company of certain post-Closing business milestones (the "Milestones"), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures' Stockholder (the "Escrow Agreement").

MAKE GOOD AGREEMENT SHARES

(I)  DURATION OF ESCROW AGREEMENT

     The Make Good Escrow Agreement shall terminate on the sooner of (i) the distribution of all the escrow shares, or (ii) December 31, 2013.

(II) DISBURSEMENT OF MAKE GOOD SHARES

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

(III) EXHIBIT A - SCHEDULE OF MILESTONES

                                                                  Completion             Number of
                           Milestones                                 Date             Escrow Shares
                           ----------                                 ----             -------------
I.

(1)  Enter into exclusive  international  license agreement
     for  all  Agro  Genesis   intellectual   property  and
     products as it applies to stevia
(2)  Enter into cooperative agreements to work with Vietnam
     Institutes (a) Medical Plant  Institute in Hanoi;  (b)
     Agricultural  Science  Institute  of Northern  Central                              3,000,000
     Vietnam                                                                            shares only
(3)  Enter  into  farm  management  agreements  with  local                             if and when
     growers   including   the   Provincial   and  National        Within 180          ALL four (4)
     projects;                                                     days of the          milestones
(4)  Take over management of three existing nurseries             Closing Date            reached

II.  Achieve 100 Ha field trials and first test shipment of       Within two (2)
     dry leaf                                                      years of the
                                                                   Closing Date         1,500,000 shares

III. Test shipment of dry leaf to achieve minimum specs for       Within two (2)
     contracted base price (currently $2.00 per kilogram)          years of the
                                                                   Closing Date         1,500,000 shares

     On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone. Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

COMMON SHARES SURRENDERED FOR CANCELLATION

     On October 4, 2011, a significant stockholder of the Company, Mohanad Shurrab, surrendered another 3,000,000 shares of the Company's common stock to the Company for cancellation. The Company recorded this transaction by debiting common stock at par of $3,000 and crediting additional paid-in capital of the same.

COMMON SHARES ISSUED FOR CASH

     On October 4, 2011 the Company sold 400,000 shares of its common stock to one investor at $0.25 per share or $100,000.

COMMON SHARES ISSUED FOR OBTAINING EMPLOYEE AND DIRECTOR SERVICES

     On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company as directors. These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter. The Company recorded $187,500 in directors' fees for the period from April 11, 2011 (inception) through March 31, 2012.

COMMON SHARES ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

EQUITY PURCHASE AGREEMENT AND RELATED REGISTRATION RIGHTS AGREEMENT

(I) EQUITY PURCHASE AGREEMENT

     On January 26, 2012, the Company entered into an equity purchase agreement ("Equity Purchase Agreement") with Southridge Partners II, LP, a Delaware limited partnership (The "Investor"). Upon the terms and subject to the conditions contained in the agreement, the Company shall issue and sell to the Investor, and the Investor shall purchase, up to Twenty Million Dollars ($20,000,000) of its common stock, par value $0.001 per share.

     At any time and from time to time during the Commitment Period, the period commencing on the effective date, and ending on the earlier of (i) the date on which investor shall have purchased put shares pursuant to this agreement for an aggregate purchase price of the maximum commitment amount, or (ii) the date occurring thirty six (36) months from the date of commencement of the commitment period. the Company may exercise a put by the delivery of a put notice, the number of put shares that investor shall purchase pursuant to such put shall be determined by dividing the investment amount specified in the put notice by the purchase price with respect to such put notice. However, that the investment amount identified in the applicable put notice shall not be greater than the maximum put amount and, when taken together with any prior put notices, shall not exceed the maximum commitment The purchase price shall mean 93% of the market price on such date on which the purchase price is calculated in accordance with the terms and conditions of this Agreement.

(II) REGISTRATION RIGHTS AGREEMENT

     In connection with the Equity Purchase Agreement, on January 26, 2012, the Company entered into a registration rights agreement ("Registration Rights Agreement") with Southridge Partners II, LP, a Delaware limited partnership (the "Investor"). To induce the investor to execute and deliver the equity purchase agreement which the Company has agreed to issue and sell to the investor shares (the "put shares") of its common stock, par value $0.001 per share (the "common stock") from time to time for an aggregate investment price of up to twenty million dollars ($20,000,000) (the "registrable securities"), the company has agreed to provide certain registration rights under the securities act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, "securities act"), and applicable state securities laws with respect to the registrable securities.

(III) COMMON SHARES ISSUED UPON SIGNING

     As a condition for the execution of this agreement by the investor, the company issued to the investor 35,000 shares of restricted common stock (the "restricted shares") upon the signing of this agreement. The restricted shares shall have no registration rights. These shares were valued at $1.50 per share or $52,500 on the date of issuance and recorded as financing cost.

MARKETING SERVICE AGREEMENT - EMPIRE RELATIONS GROUP INC.

     On March 14, 2012 the Company entered into a consulting agreement (the "Consulting Agreement") with Empire Relations Group, Inc. ("Empire").

(I) SCOPE OF SERVICES

     Under the terms of the Consulting Agreement, the Company engaged Empire to introduce interested investors to the Company, advise the Company on available financing options, provide periodic updates on the stevia sector and provide insights and strategies for the Company to undertake.

(II) TERM

     The term of this agreement shall be consummated from the date hereof, and shall automatically terminate unless otherwise agreed upon in writing by both parties on May 30, 20 12.

(III) COMPENSATION

     For the term of this agreement, the consultant shall be paid an upfront, non-refundable, non-cancellable retainer fee of 27,500 restricted shares. For the purposes of this agreement, these shares shall be considered to be fully earned by March 31, 2012. These shares were valued at $1.39 per share or $38,225 on March 31, 2012, the date when they were earned.

NOTE 10 - RESEARCH AND DEVELOPMENT

AGRIBUSINESS DEVELOPMENT AGREEMENT - AGRO GENESIS PTE LTD.

ENTRY INTO AGRIBUSINESS DEVELOPMENT AGREEMENT

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

ADDENDUM TO AGRIBUSINESS DEVELOPMENT AGREEMENT

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

TERMINATION OF AGRIBUSINESS DEVELOPMENT AGREEMENT

     On March 31, 2012, the Company and AGPL mutually agreed to terminate the Agribusiness Development Agreement, effective immediately.

LEASE OF AGRICULTURAL LAND

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

     Future minimum payments required under this agreement at March 31, 2012 were as follows:

     Fiscal Year Ending March 31:
       2013                                                           $ 30,000
       2014                                                             30,000
       2015                                                             30,000
       2016                                                             30,000
                                                                      --------
                                                                      $120,000
                                                                      ========


SUPPLY AND COOPERATIVE AGREEMENT - GUANGZHOU HEALTH TECHNOLOGY DEVELOPMENT COMPANY LIMITED

ENTRY INTO SUPPLY AGREEMENT

     On February 21, 2012, the Company entered into a Supply Agreement (the "Supply Agreement") with Guangzhou Health China Technology Development Company Limited, a foreign-invested limited liability company incorporated in the People's Republic of China (the "Guangzhou Health").

     Under the terms of the Supply Agreement, the Company will sell dry stevia plant materials, including stems and leaves ("Product") exclusively to Guangzhou Health. For the first two years of the agreement, Guangzhou Health will purchase all Product produced by the Company. Starting with the third year of the agreement, the Company and Guangzhou Health will review and agree on the quantity of Product to be supplied in the forthcoming year, and Guangzhou Health will be obliged to purchase up to 130 percent of that amount. The specifications and price of Product will also be revised annually according to the mutual agreement of the parties. The term of the Supply Agreement is five years with an option to renew for an additional four years.

ENTRY INTO COOPERATIVE AGREEMENT

     On February 21, 2012, the Company also entered into Cooperative Agreement (the "Cooperative Agreement") with Guangzhou Health Technology Development Company Limited.

     Under the terms of the Cooperative Agreement, the parties agree to explore potential technology partnerships with the intent of formalizing a joint venture to pursue the most promising technologies and businesses. The parties also agree to conduct trials to test the efficacy of certain technologies as applied specifically to the Company's business model as well as the marketability of harvests produced utilizing such technologies. Guangzhou Health will share all available information of its business structure and technologies with the Company, subject to the confidentiality provisions of the Cooperative Agreement. Guangzhou Health will also permit the Company to enter its premises and grow-out sites for purposes of inspection and will, as reasonably requested by the Company, supply without cost, random samples of products and harvests for testing.

NOTE 11 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

     At March 31, 2012, the Company has available for federal income tax purposes net operating loss ("NOL") carry-forwards of $2,323,551 that may be used to offset future taxable income through the fiscal year ending March 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $790,007 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

     Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $790,007 for the period from April 11, 2011 (inception) through March 31, 2012.

     Components of deferred tax assets as of March 31, 2012 are as follows:

                                                                  March 31, 2012
                                                                  --------------
     Net deferred tax assets - Non-current:
       Expected income tax benefit from NOL carry-forwards           $ 790,007
       Less valuation allowance                                       (790,007)
                                                                     ---------
          Deferred tax assets, net of valuation allowance            $      --
                                                                     =========

LIMITATION ON UTILIZATION OF NOLS DUE TO CHANGE IN CONTROL

     The Company had ownership  changes as defined by the Internal  Revenue Code
Section 382 ("Section 382"), which may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under
Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

INCOME TAX PROVISION IN THE CONSOLIDATED STATEMENT OF OPERATIONS

     A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                     For the
                                                                   Period from
                                                                  April 11, 2011
                                                                   (inception)
                                                                     through
                                                                  March 31, 2012
                                                                  --------------

     Federal statutory income tax rate                                 34.0%
     Change in valuation allowance on net operating
      loss carry-forwards                                             (34.0)
                                                                     ------
     Effective income tax rate                                          0.0%
                                                                     ======

NOTE 12 - COMMITMENTS AND CONTINGENCIES

SUPPLY AGREEMENT - BETWEEN STEVIA VENTURES INTERNATIONAL LTD. AND ASIA STEVIA INVESTMENT DEVELOPMENT COMPANY LTD.

     On April 12, 2011, Stevia Ventures International Ltd, the subsidiary of the Company entered into a Supply Agreement (the "Supply Agreement") with Asia Stevia Investment Development Company Ltd ("ASID"), a foreign-invested limited liability company incorporated in Vietnam.

(I) SCOPE OF SERVICES

     Under the terms of the Agreement, the Company engaged ASID to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from ASID.

(II) TERM

     This Agreement shall come into force on the Effective Date and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years ("Term") and thereafter automatically renew on its anniversary each year for an additional period of one
(1) year ("Extended Term").

(III) PURCHASE PRICE

     ASID and the Company shall review and agree on or before 30th September of each Year on the quantity of the Products to be supplied by the Supplier to the Company in the forthcoming year and ASID shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

SUPPLY AGREEMENT - BETWEEN STEVIA VENTURES INTERNATIONAL LTD. AND STEVIA VENTURES CORPORATION

     On April 12, 2011, Stevia Ventures International Ltd, the subsidiary of the Company also entered into a Supply Agreement (the "Supply Agreement") with Stevia Ventures Corporation ("SVC"), a foreign-invested limited liability company incorporated in Vietnam.

(I) SCOPE OF SERVICES

     Under the terms of the Agreement, the Company engaged SVC to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from SVC.

(II) TERM

     This Agreement shall come into force on the Effective Date and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years ("Term") and thereafter automatically renew on its anniversary each year for an additional period of one
(1) year ("Extended Term").

(III) PURCHASE PRICE

     SVC and the Company shall review and agree on or before 30th September of each Year on the quantity of the Products to be supplied by the Supplier to the Company in the forthcoming year and SVC shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

CONSULTING AGREEMENT - DORIAN BANKS

ENTRY INTO CONSULTING AGREEMENT

     On July 1, 2011 the Company entered into a consulting agreement (the "Consulting Agreement") with Dorian Banks ("Banks").

(I) SCOPE OF SERVICES

     Under the terms of the Consulting Agreement, the Company engaged the Consultant to provide advice in general business development, strategy, assistance with new business and land acquisition, introductions, and assistance with Public Relations ("PR") and Investor Relations ("IR").

(II) TERM

     The term of this Agreement shall be six (6) months, commencing on July 1, 2011 and continue until December 31, 2011. This Agreement may be terminated by either the Company or the Consultant at any time prior to the end of the Consulting Period by giving thirty (30) days written notice of termination. Such notice may be given at any time for any reason, with or without cause. The Company will pay Consultant for all Service performed by Consultant through the date of termination.

(III) COMPENSATION

     The Company shall pay the Consultant a fee of $3,000.00 per month.

EXTENSION OF THE CONSULTING AGREEMENT

     On December 30, 2011, the Consulting Agreement was extended with the same terms and conditions to December 31, 2012.

SUMMARY OF THE CONSULTING FEES

     For the period from April 11, 2011 (inception) through March 31, 2012, The Company recorded $27,000 in consulting fees under the Consulting Agreement.

FINANCING CONSULTING AGREEMENT - DAVID CLIFTON

ENTRY INTO FINANCIAL CONSULTING AGREEMENT

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

SUMMARY OF THE CONSULTING FEES

     For the period from April 11, 2011 (inception) through March 31, 2012, The Company recorded $18,000 in financing cost under this Financing Consulting Agreement.

NOTE 12 - CONCENTRATIONS AND CREDIT RISK

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

     Vendor purchase concentrations for the period ended March 31, 2012 and accounts payable concentration at March 31, 2012 are as follows:

                                               Net Purchases
                                                  for the
                                                Period from
                                               April 11, 2011
                                                (inception)          Accounts
                                                  through           Payable at
                                               March 31, 2012     March 31, 2012
                                               --------------     --------------

Asia Stevia Investment Development Limited          38.0%               --%
Growers Synergy Pte. Ltd. - related party           13.5%             16.4%
Stevia Ventures Corporation                         14.4%             54.1%
                                                   -----             -----
                                                    65.9%             70.5%
                                                   =====             =====

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

     As of March 31, 2012, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 14 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

FORMATION OF STEVIA TECHNEW LIMITED

     On April 28, 2012, Hero Tact Limited, a wholly-owned subsidiary of Stevia Asia which was incorporated under the laws of Hong Kong, changed its name to Stevia Technew Limited ("Stevia Technew"). Stevia Technew is intended to facilitate a joint venture relationship with the Company's technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology ("TechNew") and its affiliates Technew Technology Limited.

ISSUANCE OF CONVERTIBLE NOTE

     On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance.

ENTRY INTO ENGAGEMENT AGREEMENT - GARDEN STATE SECURITIES INC.

     On June 18, 2012, the Company entered into an engagement agreement (the "Agreement") with Garden State Securities Inc ("GSS") respect to the engagement of GSS to act as a selling/placement agent for the Company.

(I) SCOPE OF SERVICES

     Under the terms of the Agreement, the Company engaged GSS to review the business and operation of the Company and its historical and projected financial condition, advise Company of "best efforts" Private Placement offering of debt or equity securities to fulfill the Company's business plan, and contact for the Company possible financing sources.

(II) TERM

     GSS shall act as the Company's exclusive placement agent the later of; (i) 60 days from the execution of the term sheet; or (ii) the final termination date of the securities financing (the "Exclusive Period"). GSS shall act as the Company's non-exclusive placement agent after the Exclusive Period until terminated.

(III) COMPENSATION

     The Company agrees to pay to GSS at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible into the Company's common stock (the "Securities Financing") during the Exclusive Period; (i) a cash transaction fee in the amount of 8% of the amount received by the Company under the Securities Financing; and (ii) warrants (the "Warrants") with "piggy back" registration rights, equal to 8% of the stock issued in the Securities Financing at an exercise price equal to the investor's warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors. The Company will also pay, at closing, the expense of GSS's legal counsel pursuant to the Securities Financing and/or Shelf equal to $25,000 for Securities Financing and/or Shelf resulting in equal to or greater than $500,000 of gross proceeds to the Company, and $18,000 for a Securities Financing and/or Shelf resulting in less than $500,000 of gross proceeds to the Company. In addition, the Company shall cause, at its cost and expense, the "Blue sky filing" and Form D in due and proper form and substance and in a timely manner.

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

10.1 Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.2 Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.3 Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.4 Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant's Form 8-K filed on June 29, 2011)

10.5 Form of Convertible Promissory Note (incorporated by reference to the registrant's Form 10-Q filed on November 21, 2011)

10.6 Stock Purchase Agreement (incorporated by reference to the registrant's Form 10-Q filed on November 21, 2011)

10.7 Management and Off-Take Agreement with Growers Synergy Pte Ltd., effective November 1, 2011 (incorporated by reference to the registrant's Form 8-K filed on October 31, 2011)

10.8 Equity Purchase Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant's Form 8-K filed on January 30, 2012)

10.9 Registration Rights Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant's Form 8-K filed on January 30, 2012)

10.10 The Minutes for Land Transferring Agreement for New Crop Plants Variety, dated December 14, 2011 (incorporated by reference to the registrant's Form 10-Q filed on February 17, 2012)

10.11 Supply Agreement with Guangzhou Health China Technology Development Company Limited, dated February 21, 2012 (incorporated by reference to the registrant's Form 8-K filed on February 27,
              2012)

21            List of Subsidiaries*

31 Rule 13(a)-- 14(a)/15(d)-- 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*

32            Section 1350 Certifications*

101           Interactive data files pursuant to Rule 405 of Regulation S-T.*

----------
*    Filed herewith