Form 10-Q
period 2012-06-30
Stevia Corp
filed 2012-08-20
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2012

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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller Reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 13, 2012
         -----                                    ------------------------------
Common stock, $.001 par value                              66,555,635

                                  STEVIA CORP.
                                    FORM 10-Q

                                  JUNE 30, 2012

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................   4

     Consolidated Balance Sheets as of June 30, 2012 (Unaudited)............   5

     Consolidated Statements of Operations for the three month period
     ended June 30, 2012 and 2011 (Unaudited)...............................   6

     Consolidated Statements of Stockholders' Equity (Deficit) for the
     three month period ended June 30, 2012 (Unaudited).....................   7

     Consolidated Statements of Cash Flows for the three month periods
     ended June 30, 2012 and 2011 (Unaudited)...............................   8

     Notes to Financial Statements..........................................   9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  33

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  35

Item 4.   Controls and Procedures...........................................  35

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  36

Item 1A.  Risk Factors......................................................  36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  36

Item 3.   Defaults Upon Senior Securities...................................  36

Item 4.   Mine Safety Disclosures...........................................  36

Item 5.   Other Information.................................................  36

Item 6.   Exhibits..........................................................  36

Signatures..................................................................  38

                           FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 29, 2012.

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

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  Stevia Corp.

                          (A Development Stage Company)

                             June 30, 2012 and 2011

                 Index to the Consolidated Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Consolidated Balance Sheets at June 30, 2012 (Unaudited) and
March 31, 2012 .........................................................     5

Consolidated Statements of Operations for the Three Months Ended
June 30, 2012, for the Period from April 11, 2011 (Inception) through
June 30, 2011 and for the Period from April 11, 2011 (Inception)
through June 30, 2012 (Unaudited) ......................................     6

Consolidated Statement of Stockholders' Equity (Deficit) for the Period
from April 11, 2011 (Inception) through June 30, 2012 (Unaudited) ......     7

Consolidated Statements of Cash Flows for the Three Months Ended
June 30, 2012, for the Period from April 11, 2011 (Inception) through
June 30, 2011 and for the Period from April 11, 2011 (Inception)
through June 30, 2012 (Unaudited) ......................................     8

Notes to the Consolidated Financial Statements (Unaudited) .............     9

                                  Stevia Corp.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                      June 30, 2012        March 31, 2012
                                                                      -------------        --------------
                                                                       (Unaudited)
ASSETS

Current assets:
  Cash                                                                 $    17,062           $    15,698
  Accounts receivable                                                          280                    --
  Prepaid expenses                                                          16,608               168,874
                                                                       -----------           -----------
      Total current assets                                                  33,950               184,572
                                                                       -----------           -----------

Property and equipment                                                       4,359                 3,036
Accumulated depreciation                                                      (218)                   --
                                                                       -----------           -----------

      Property and equipment, net                                            4,141                 3,036

Website development costs
  Website development costs                                                  5,315                 5,315
  Accumulated amortization                                                  (1,068)                 (801)
                                                                       -----------           -----------
      Website development costs, net                                         4,247                 4,514
                                                                       -----------           -----------
Security Deposit
  Security deposit                                                          15,000                15,000
                                                                       -----------           -----------
      Security deposit                                                      15,000                15,000
                                                                       -----------           -----------

      Total assets                                                     $    57,338           $   207,122
                                                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                     $   190,713           $   237,288
  Accounts payable - President and CEO                                      20,220                20,220
  Accrued expenses                                                           8,840                 5,400
  Accrued interest                                                          26,959                15,521
  Advances from president and significant stockholder                       21,238                19,138
  Convertible notes payable                                                900,000               700,000
                                                                       -----------           -----------
      Total current liabilities                                          1,167,970               997,567
                                                                       -----------           -----------
Stockholders' deficit:
  Common stock at $0.001 par value: 100,000,000 shares authorized,
   58,354,775 shares issued and outstanding                                 58,355                58,355
  Additional paid-in capital                                             1,568,501             1,474,751
  Deficit accumulated during the development stage                      (2,737,488)           (2,323,551)
                                                                       -----------           -----------
      Total stockholders' deficit                                       (1,110,632)             (790,445)
                                                                       -----------           -----------

      Total liabilities and stockholders' deficit                      $    57,338           $   207,122
                                                                       ===========           ===========

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                       For the Period from    For the Period from
                                                      For the             April 11, 2011         April 11, 2011
                                                    Three Months           (inception)            (inception)
                                                       Ended                 through                through
                                                   June 30, 2012          June 30, 2011          June 30, 2012
                                                   -------------          -------------          -------------
                                                    (Unaudited)            (Unaudited)            (Unaudited)
Revenues earned during the development stage       $        280           $         --           $      1,580

Cost of services during the development stage
  Farm expenses                                           7,500                     --                538,746
  Farm management services - related party               60,000                     --                240,000
                                                   ------------           ------------           ------------
      Total cost of services during the
       development stage                                 67,500                     --                780,326
                                                   ------------           ------------           ------------

Gross profit (loss)                                     (67,220)                    --               (777,166)

Operating expenses:
  Directors' fees                                        93,750                     --                281,250
  Professional fees                                     116,728                 13,071                372,687
  Research and development                               78,984                     --                285,175
  Salary and compensation - officer                          --                     --                750,000
  General and administrative expenses                    44,713                    100                158,455
                                                   ------------           ------------           ------------
      Total operating expenses                          334,175                 13,171              1,847,567
                                                   ------------           ------------           ------------

Loss from operations                                   (401,395)               (13,171)            (2,624,733)

Other (income) expense:
  Financing cost                                             --                     --                 70,500
  Foreign currency transaction gain (loss)                1,101                     --                  1,101
  Interest expense                                       11,441                    671                 41,198
  Interest income                                            --                     --                    (44)
                                                   ------------           ------------           ------------
      Total other (income) expense                       12,542                    671                112,755
                                                   ------------           ------------           ------------

Loss before income tax provision                       (413,937)               (13,842)            (2,737,488)

Income tax provision                                         --                     --                     --
                                                   ------------           ------------           ------------

Net loss                                           $   (413,937)          $    (13,842)          $ (2,737,488)
                                                   ============           ============           ============
Net loss per common share
  - Basic and diluted:                             $      (0.01)          $      (0.00)
                                                   ============           ============
Weighted average common shares
  - basic and diluted                                58,354,775             55,800,000
                                                   ============           ============

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
      For the Period from April 11, 2011 (Inception) through June 30, 2012

                                                       Common Stock,                             Deficit
                                                     $0.001 Par Value                          Accumulated        Total
                                                 -----------------------         Additional    during the      Stockholders'
                                                   Number                         paid-in      Development        Equity
                                                 of Shares        Amount          Capital         Stage          (Deficit)
                                                 ---------        ------          -------         -----          ---------
Balance, April 11, 2011 (inception)              6,000,000     $     6,000     $    (5,900)    $        --     $       100
Common shares deemed issued in
 reverse acquisition                            79,800,000          79,800        (198,088)                       (118,288)
Common shares cancelled in
 reverse acquisition                           (33,000,000)        (33,000)         33,000                              --
Common shares issued for cash at
 $0.25 per share on October 4, 2011                400,000             400          99,600                         100,000
Common shares issued for notes
 conversion at $0.25 per share on
 October 4, 2011                                 1,400,000           1,400         348,600                         350,000
Common shares issued for conversion
 of accrued interest at $0.25 per
 share on October 4, 2011                           74,850              75          18,638                          18,713
Common shares cancelled by significant
 stockholder on October 4, 2011                 (3,000,000)         (3,000)          3,000                              --
Common shares issued for future director
 services on October 4, 2011                     3,000,000           3,000         747,000                         750,000
Common shares issued for future director
 services on October 4, 2011                                                      (750,000)                       (750,000)
Common shares issued for future director
 services on October 4, 2011 earned
 during the period                                                                 187,500                         187,500
Make good shares released to officer for
 achieving the first milestone on
 December 23, 2011                               3,000,000           3,000         747,000                         750,000
Common shares issued for notes conversion
 at $0.25 per share on January 18, 2012            600,000             600         149,400                         150,000
Common shares issued for conversion of
 accrued interest at $0.25 per share on
 January 18, 2012                                   17,425              17           4,339                           4,356
Common shares issued for financing services
 upon agreement at $1.50 per share on
 January 26, 2012                                   35,000              35          52,465                          52,500
Common shares issued for consulting services
 at $1.39 per share on March 31, 2012               27,500              28          38,197                          38,225
Net loss                                                                                        (2,323,551)     (2,323,551)
                                               -----------     -----------     -----------     -----------     -----------
Balance, March 31, 2012                         58,354,775          58,355       1,474,751      (2,323,551)       (790,445)

Common shares issued for future director
 services on October 4, 2011 earned
 during the period                                                                  93,750                          93,750
Net loss                                                                                          (413,937)       (413,937)
                                               -----------     -----------     -----------     -----------     -----------

Balance, June 30, 2012                          58,354,775     $    58,355     $ 1,568,501     $(2,737,488)    $(1,110,632)
                                               ===========     ===========     ===========     ===========     ===========

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                           For the Period from    For the Period from
                                                           For the            April 11, 2011         April 11, 2011
                                                         Three Months          (inception)            (inception)
                                                            Ended                through                through
                                                        June 30, 2012         June 30, 2011          June 30, 2012
                                                        -------------         -------------          -------------
                                                         (Unaudited)           (Unaudited)            (Unaudited)
Cash flows from operating activities:
  Net loss                                              $  (413,937)          $   (13,842)            $(2,737,488)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation expense                                       218                    --                     218
     Amortization expense                                       267                    --                   1,068
     Common shares issued for compensation                       --                    --                 750,000
     Common shares issued for director services
      earned during the period                               93,750                    --                 281,250
     Common shares issued for outside services                   --                    --                  90,725
  Changes in operating assets and liabilities:
     Accounts receivable                                       (280)                   --                    (280)
     Prepaid expenses                                       152,266                    --                 (16,608)
     Security deposit                                            --                    --                 (15,000)
     Accounts payable                                       (46,575)                9,926                  94,955
     Accounts payable - related parties                          --                    --                  20,220
     Accrued expenses                                         3,440                (5,690)                  2,150
     Accrued interest                                        11,438                 9,506                  50,027
                                                        -----------           -----------             -----------
Net cash used in operating activities                      (199,413)                 (100)             (1,478,763)
                                                        -----------           -----------             -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment                 (1,323)                   --                  (4,359)
  Website development costs                                      --                    --                  (5,315)
  Cash received from reverse acquisition                         --                 3,198                   3,199
                                                        -----------           -----------             -----------
Net cash provided by (used in) investing activities          (1,323)                3,198                  (6,475)
                                                        -----------           -----------             -----------
Cash flows from financing activities:
  Advances from president and stockholder                     2,100                    --                   2,300
  Proceeds from issuance of convertible notes               200,000               350,000               1,400,000
  Proceeds from sale of common stock                             --                    --                 100,000
                                                        -----------           -----------             -----------
Net cash provided by financing activities                   202,100               350,000               1,502,300
                                                        -----------           -----------             -----------

Net change in cash                                            1,364               353,098                  17,062

Cash at beginning of period                                  15,698                    --                      --
                                                        -----------           -----------             -----------

Cash at end of period                                   $    17,062           $   353,098             $    17,062
                                                        ===========           ===========             ===========
Supplemental disclosure of cash flows information:
  Interest paid                                         $        --           $        --             $        --
                                                        ===========           ===========             ===========
  Income tax paid                                       $        --           $        --             $        --
                                                        ===========           ===========             ===========
Non-cash investing and financing activities:
  Issuance of common stock for conversion of
   convertible notes                                    $        --           $        --             $   500,000
                                                        ===========           ===========             ===========
  Issuance of common stock for conversion of
   accrued note interest                                $        --           $        --             $    23,068
                                                        ===========           ===========             ===========

        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                          (A Development Stage Company)
                             June 30, 2012 and 2011
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


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

FORMATION OF STEVIA TECHNEW LIMITED (FORMERLY HERO TACT LIMITED)

     On April 28, 2012, Stevia Asia formed Hero Tact Limited, a wholly-owned subsidiary, under the laws of HK SAR, which subsequently changed its name to Stevia Technew Limited ("Stevia Technew"). Stevia Technew is intended to facilitate a joint venture relationship with the Company's technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology ("TechNew") and its affiliates Technew Technology Limited.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from April 11, 2011 (inception) through March 31, 2012 and notes thereto contained in the Company's Current Report on Form 10-K as filed with the SEC on June 29, 2012.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include all accounts of the Company as of June 30, 2012 and for the period from June 23, 2011 (date of acquisition) through June 30, 2012; Stevia Ventures International Ltd. as of June 30, 2012 and for the period from April 11, 2011 (inception) through June 30, 2012; Stevia Asia Limited as of June 30, 2012 and for the period from March 19, 2012
(inception) through June 30, 2012; and Stevia Technew Limited as of June 30, 2012 and for the period from May 9, 2012 (inception) through June 30, 2012 as follows:

                                           Jurisdiction or          Attributable
        Entity                          Place of Incorporation        Interest
        ------                          ----------------------        --------
Stevia Ventures International Ltd.         BVI                           100%
Stevia Asia Limited                        Hong Kong SAR                 100%
Stevia Technew Limited                     Hong Kong SAR                 100%

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

     The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and March 31, 2012.

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

     It is not, however, practical to determine the fair value of advances from president and significant stockholder, if any, due to their related party nature.

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, website development costs, and security deposit are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixture is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or for the period from April 11, 2011 (Inception) through June 30, 2011.

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

     The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended June 30, 2012 and for the period from April 11, 2011 (inception) through June 30, 2011 as they were anti-dilutive:

                                                            Potentially Outstanding Dilutive
                                                                      Common Shares
                                                         ----------------------------------------
                                                                                For the Period
                                                         For the Interim      from April 11, 2011
                                                          Period Ended        (inception) through
                                                          June 30, 2012          June 30, 2011
                                                          -------------          -------------
Make Good Escrow  Agreement shares issued and held
with the escrow agent in connection with the Share
Exchange  Agreement  consummated  on June 23, 2011
pending the  achievement by the Company of certain
post-Closing      business     milestones     (the
"Milestones").                                             3,000,000               6,000,000
                                                           ---------               ---------
Total potentially outstanding dilutive common shares       3,000,000               6,000,000
                                                           =========               =========

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

     As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PREPAID EXPENSES

     Prepaid expenses at June 30, 2012 and March 31, 2012, consisted of the following:

                                             June 30, 2012       March 31, 2012
                                             -------------       --------------
Prepaid research and development               $  1,615             $128,445
Prepaid rent                                     14,384               21,250
Retainer                                             --               15,000
Other                                               609                4,179
                                               --------             --------
                                               $ 16,608             $168,874
                                               ========             ========

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and March 31, 2012 consisted of the following:

                                 Estimated
                                  Useful
                               Life (Years)    June 30, 2012     March 31, 2012
                               ------------    -------------     --------------
Property and equipment              5            $  4,359           $  3,036
                                                 --------           --------
                                                    4,359              3,036
Less accumulated depreciation                        (218)                --
                                                 --------           --------
                                                 $  4,141           $  3,036
                                                 ========           ========

DEPRECIATION EXPENSE

     The Company acquired furniture and fixture near the end of February 2012 and started to depreciate as of April 1, 2012. Additional equipment was purchased and depreciated during the interim period ended June 30, 2012. Depreciation expense for the interim period ended June 30, 2012 was $218.

NOTE 6 - WEBSITE DEVELOPMENT COSTS

     Website development costs, stated at cost, less accumulated amortization at June 30, 2012 and March 31, 2012, consisted of the following:

                                               June 30, 2012     March 31, 2012
                                               -------------     --------------
Website development costs                        $  5,315           $  5,315
Accumulated amortization                           (1,068)              (801)
                                                 --------           --------
                                                 $  4,247           $  4,514
                                                 ========           ========

AMORTIZATION EXPENSE

     Amortization expense was $267 and $0 for the interim period ended June 30, 2012 and for the period from April 11, 2011 (inception) through June 30, 2011.

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

LEASE OF CERTAIN OFFICE SPACE FROM LEVERAGE INVESTMENTS, LLC

     The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011. For the interim period ended June 30, 2012, the Company recorded $1,500 in rent expenses due Leverage Investment LLC.

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

     Consulting services provided by Growers Synergy Pte Ltd. is as follows:

                                                               For the Period
                                        For the Interim      from April 11, 2011
                                         Period Ended        (inception) through
                                         June 30, 2012          June 30, 2011
                                         -------------          -------------
Consulting services received and
 consulting fees booked                    $ 60,000               $     --
                                           --------               --------
                                           $ 60,000               $     --
                                           ========               ========

     Future minimum payments required under this agreement at June 30, 2012 were as follows:

Fiscal Year Ending March 31:
  2013 (remainder of the fiscal year)                             $180,000
  2014                                                             140,000
                                                                  --------
                                                                  $320,000
                                                                  ========

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

     Convertible notes payable at June 30, 2012 and March 31, 2012 consisted of the following:

                                                        June 30, 2012      March 31, 2012
                                                        -------------      --------------
On  November  16,  2011,   the  Company  issued  a
convertible  note in the amount of  $250,000  with
interest  at 10% per  annum  due one (1) year from
the date of  issuance.  The note may be  converted
into  common  shares  of the  Company  should  the
Company  complete a private  placement  with gross
proceeds  of at  least  $100,000.  The  conversion
price shall be the same as the  private  placement
price on a per share basis                                $250,000            $250,000

On  January  16,  2012,   the  Company   issued  a
convertible  note in the amount of  $250,000  with
interest  at 10% per  annum  due one (1) year from
the date of issuance                                       250,000             250,000

On March 7, 2012, the Company issued a convertible
note in the amount of  $200,000  with  interest at
10% per  annum  due one (1) year  from the date of
issuance.                                                  200,000             200,000

On May 30, 2012,  the Company issued a convertible
note in the amount of  $200,000  with  interest at
10% per  annum  due one (1) year  from the date of
issuance.                                                  200,000                  --
                                                          --------            --------
                                                          $900,000            $700,000
                                                          ========            ========

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

II.  Achieve 100 Ha field trials and first test shipment of       Within two (2)
     dry leaf                                                      years of the          1,500,000
                                                                   Closing Date            shares

III. Test shipment of dry leaf to achieve minimum specs for       Within two (2)
     contracted base price (currently $2.00 per kilogram)          years of the          1,500,000
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

COMMON SHARES ISSUED FOR OBTAINING EMPLOYEE AND DIRECTOR SERVICES

     On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company as directors. These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter. The Company recorded $187,500 in directors' fees for the period from April 11, 2011 (inception) through March 31, 2012. The Company recorded $93,750 in directors' fees for the interim period ended June 30, 2012.

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

MARKETING SERVICE AGREEMENT - EMPIRE RELATIONS GROUP, INC.

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

(II) TERM

     The term of this agreement were consummated from the date hereof, and automatically terminated on May 30, 20 12.

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

     Future minimum payments required under this agreement at June 30, 2012 were as follows:

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

(III) PURCHASE PRICE

     ASID and the Company shall review and agree on or before September 30th of each Year on the quantity of the Products to be supplied by the Supplier to the Company in the forthcoming year and ASID shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

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

(III) PURCHASE PRICE

     SVC and the Company shall review and agree on or before September 30th of each Year on the quantity of the Products to be supplied by the Supplier to the Company in the forthcoming year and SVC shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

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

(III) COMPENSATION

     The Company shall pay the Consultant a fee of $3,000 per month.

EXTENSION OF THE CONSULTING AGREEMENT

     On December 30, 2011, the Consulting Agreement was extended with the same terms and conditions to December 31, 2012.

SUMMARY OF THE CONSULTING FEES

     For the interim period ended June 30, 2012 and for the period from April 11, 2011 (inception) through June 30, 2011, The Company recorded $9,000 and $0 in consulting fees under the Consulting Agreement, respectively.

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

(II) TERM

     The term of this Agreement shall be six (6) months, commencing on July 1, 2011 and continuing until December 31, 2011. This Agreement may be terminated by either the Company or Clifton at any time prior to the end of the consulting period by giving thirty (30) days written notice of termination. Such notice may be given at any time for any reason, with or without cause. The Company will pay Clifton for all service performed by him through the date of termination. On December 31, 2011, the financial consulting agreement expired.

(III) COMPENSATION

     The Company shall pay Clifton a fee of $3,000 per month.

SUMMARY OF THE CONSULTING FEES

     The financial consulting agreement expired on December 31, 2011. For the period from April 11, 2011 (inception) through June 30, 2011, The Company recorded no financing cost under this Financing Consulting Agreement.

ENTRY INTO ENGAGEMENT AGREEMENT - GARDEN STATE SECURITIES INC.

     On June 18, 2012, the Company entered into an engagement agreement (the "Agreement") with Garden State Securities Inc. ("GSS") with respect to the engagement of GSS to act as a selling/placement agent for the Company.

(I) SCOPE OF SERVICES

     Under the terms of the Agreement, the Company engaged GSS to review the business and operations of the Company and its historical and projected financial condition, advise the Company of "best efforts" Private Placement offering of debt or equity securities to fulfill the Company's business plan, and contacts for the Company possible financing sources.

(II) TERM

     GSS shall act as the Company's exclusive placement agent for the period of the later of; (i) 60 days from the execution of the term sheet; or (ii) the final termination date of the securities financing (the "Exclusive Period"). GSS shall act as the Company's non-exclusive placement agent after the Exclusive Period until terminated.

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

NOTE 12 - CONCENTRATIONS AND CREDIT RISK

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

     Vendor purchase concentrations for the interim period ended June 30, 2012 and for the period from April 11, 2011 (inception) through June 30, 2011 and accounts payable concentration at June 30, 2012 and March 31, 2012 are as follows:

                                                          Net Purchases                      Accounts Payable at
                                             ------------------------------------    --------------------------------
                                                              For the Period from
                                                                 April 11, 2011
                                             For the Interim      (inception)
                                               Period Ended         through
                                               June 30, 2012     June 30, 2011       June 30, 2012      March 31, 2012
                                               -------------     -------------       -------------      --------------
Asia Stevia Investment Development Limited           0.9%               --%                0.5%                --%
Growers Synergy Pte. Ltd. - related party           50.4%               --%               43.3%              16.4%
Stevia Ventures Corporation                          8.6%               --%                 --%              54.1%
                                                  ------            ------              ------             ------
                                                    58.9%               --%               43.3%              70.5%
                                                  ======            ======              ======             ======

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

     As of June 30, 2012, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 13 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

ENTRY INTO COOPERATIVE AGREEMENT

     On July 5, 2012, Stevia Asia Limited ("Stevia Asia"), a wholly-owned subsidiary of the Company entered into a Cooperative Agreement (the "Cooperative Agreement") with Technew Technology Limited ("Technew"), a company incorporated under the companies ordinance of Hong Kong, and Zhang Jia, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to be owned 70% by Stevia Asia and 30% by Technew (the "Joint Venture"). The Partners will be responsible for managing the Joint Venture and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia's financial capabilities.

     The Cooperative Agreement shall automatically terminate upon either Stevia Asia or Technew ceasing to be a shareholder in the Joint Venture, or may be terminated by either Stevia Asia or Technew upon a material breach by the other party which is not cured within 30 days of notice of such breach.

ISSUANCE OF COMMON SHARES IN CONNECTION WITH ENTRY INTO TECHNOLOGY AGREEMENT

     On July 5, 2012, the Company entered into a Technology Acquisition Agreement (the "Technology Agreement") with Technew Technology Limited ("Technew"), pursuant to which the Company acquired the rights to certain technology from Technew in exchange for 3,000,000 shares of the Company's common stock.

ISSUANCE OF COMMON SHARES TO A RELATED PARTY

     On July 5, 2012, the Company issued 500,000 shares of its common shares to Growers Synergy Pte Ltd., a corporation organized under the laws of Singapore and owned and controlled by George Blankenbaker, the president, director and a stockholder of the Company ("Growers Synergy"), as consideration for services rendered by Growers Synergy to the Company.

ISSUANCE OF COMMON SHARES IN CONNECTION WITH CONVERTIBLE NOTES CONVERSION

     On November 16, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $15,959 to 319,607 shares of the Company's common stock at $0.83 per share

     On January 16, 2012, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $11,781 to 314,586 shares of the Company's common stock at $0.83 per share.

ISSUANCE OF COMMON SHARES IN CONNECTION WITH ENTRY INTO SECURITIES PURCHASE AGREEMENT

     On August 1, 2012, the Company entered into a Securities Purchase Agreement (the "SPA") with certain accredited investors (the "Purchasers") to raise $500,000 in a private placement financing. On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Purchasers: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 (the "Shares") and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years (the "Warrants"), for gross proceeds of $500,000. The Company intends to use the net proceeds from this offering to advance the Company's ability to execute its growth strategy and to aid in the commercial development of the recently announced launch of the Company's majority-owned subsidiary, Stevia Technew Limited.

ENTRY INTO REGISTRATION RIGHTS AGREEMENT

     In connection with the equity financing on August 1, 2012, the Company also entered into a registration rights agreement with the Purchasers (the "rights agreement"). The Rights Agreement requires the Company to file a registration statement (the "registration statement") with the Securities and Exchange
Commission (the "SEC") within thirty (30) days of the Company's entrance into the rights agreement (the "filing date") for the resale by the Purchasers of all of the Shares and all of the shares of common stock issuable upon exercise of the Warrants (the "registrable securities").

     The registration statement must be declared effective by the SEC within one hundred and twenty (120) days of the closing date of the Offering (the "effectiveness date") subject to certain adjustments. If the registration statement is not filed prior to the filing date, the Company will be required to pay certain liquidated damages, not to exceed in the aggregate 6% of the purchase price paid by the Purchasers pursuant to the SPA.

ISSUANCE OF WARRANTS TO THE PLACEMENT AGENT AS COMPENSATION PER THE ENGAGEMENT AGREEMENT ON JUNE 18, 2012

     Garden State Securities, Inc. (the "GSS") served as the placement agent of the Company for the equity financing on August 1, 2012. Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and (ii) issue to GSS or its designee, a warrant to purchase up to 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering) with an exercise price of $0.6405 per share and a term of five (5) years (the "agent warrants"). The agent warrants also provide for the same registration rights and obligations as set forth in the Rights Agreement with respect to the Warrants and Warrant Shares.

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

During the past fiscal year, we have begun our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Vietnam day-to-day operations. We have also begun to explore commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited ("TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the "Cooperative Agreement") through our subsidiary Stevia Asia Limited ("Stevia Asia"), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the "Joint Venture"). Pursuant to the Cooperative Agreement Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia's financial capabilities.

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

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed June 29, 2012. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2012 WITH THE PERIOD FROM INCEPTION (APRIL 11, 2011) TO JUNE 30, 2011

For the three month periods ended June 30, 2012 we incurred a comprehensive loss of $413,937, compared to a comprehensive loss of $13,842 for the period from inception (April 11, 2011) to June 30, 2011. The increase was largely attributed to increases in management fees, director and professional fees and research and development expenses.

General and administration expenses and professional fees for the three month period ended June 30, 2012 amounted to $44,713 and $116,728 respectively, compared to $100 and $13,071 during the period from inception (April 11, 2011) to June 30, 2011. Directors' fees for the three month period ended June 30, 2012 were $93,750 compared to $0 during the period from inception (April 11, 2011) to June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012 we have $33,950 in current assets, and $1,167,970 in current liabilities. As at June 30, 2012 we have $17,062 in cash. As at June 30, 2012, our total assets were $57,338 and our total liabilities were $1,167,970. Our net working capital deficiency as at June 30, 2012 was $1,134,020.

During the three month period ended June 30, 2012, we funded our operations from the proceeds of private sales of equity and/or convertible notes. During the three month period ended June 30, 2012, we raised $200,000 through the issuance of convertible promissory notes and $2,100 through advances from our President. For the three month period ended June 30, 2012, we received net cash of $202,100 from financing activities. During such period we used cash of $199,413 in operating activities and $1,323 in investing activities.

Subsequent to the three month period ended June 30, 2012, on August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the "Purchasers") to raise $500,000 in a private placement financing. On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Purchasers: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000. Garden State Securities, Inc. ("GSS") served as the placement agent for such equity financing. Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and
(ii) issue to GSS or its designee, a warrant to purchase up to 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering) with an exercise price of $0.6405 per share and a term of five (5) years.

In July, 2012 outstanding convertible promissory notes in the principal amount of $500,000 were converted into an aggregate of 634,193 shares of our common stock.

We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia cultivation through our research programs, as well as our ability to develop and manage our own stevia production operations. These planned research and agricultural development activities require significant cash expenditures. We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to carry out these business objectives. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 29, 2012. As of, and for the three months ended June 30, 2012, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number                          Name
--------------                          ----

  3.1 (1)        Articles of Incorporation, including all amendments to date

  3.2 (2)        Amended and Restated Bylaws

  10.1 (3)       Cooperative Agreement

  10.2 (3)       Technology Acquisition Agreement

  10.3 (4)       Securities Purchase Agreement

  10.4 (4)       Registration Rights Agreement

  10.5 (4)       Form of Warrant

  31 Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

  32             Section 1350 Certification

  101 (5)*       Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2012.
(4) Incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012.
(5)  To be provided by amendment.

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

                               STEVIA CORP.


Dated: August 20, 2012              /s/ George Blankenbaker
                                    --------------------------------------------
                               By:  George Blankenbaker
                               Its: President, Secretary, Treasurer and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)