Form 10-Q/A
period 2012-06-30
Stevia Corp
filed 2012-09-04
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

ITEM 6. EXHIBITS

Exhibit Number                          Name
--------------                          ----

  3.1 (1)        Articles of Incorporation, including all amendments to date

  3.2 (2)        Amended and Restated Bylaws

  10.1 (3)       Cooperative Agreement

  10.2 (3)       Technology Acquisition Agreement

  10.3 (4)       Securities Purchase Agreement

  10.4 (4)       Registration Rights Agreement

  10.5 (4)       Form of Warrant

  31 (5) Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

  32 (5)         Section 1350 Certification

  101*           Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2012.
(4) Incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012.
(5)  Previously filed.

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

                               STEVIA CORP.


Dated: August 31, 2012              /s/ George Blankenbaker
                                    --------------------------------------------
                               By:  George Blankenbaker
                               Its: President, Secretary, Treasurer and Director
                                    (Principal Executive Officer, Principal
                                    Financial Officer and Principal Accounting
                                    Officer)