Form 10-Q
period 2012-09-30
Stevia Corp
filed 2012-11-19
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2012

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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller Reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at November 8, 2012
         -----                                   -------------------------------
Common stock, $.001 par value                              66,555,635

                                EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the "Form 10-Q") in reliance on the relief granted by the Securities and Exchange Commission's Order dated November 14, 2012 (Release No. 68224). The Company was unable to complete XBRL tagging of its Quarterly Report within the prescribed time period because of the effects of Hurricane Sandy, which directly affected the offices of the Company's accountants located in Skillman, New Jersey and delayed the availability of the Company's financial statements. As a result, the Company is filing such Quarterly Report today and is relying on the exemption provided by Release No. 68224 for the subsequent filing of the related XBRL files.

                                  STEVIA CORP.
                                    FORM 10-Q

                               September 30, 2012

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

         Consolidated Balance Sheets as of September 30, 2012 (Unaudited)..... 5

         Consolidated Statements of Operations for the three and six month periods ended September 30, 2012 and 2011 (Unaudited)................ 6

         Consolidated Statements of Stockholders' Equity (Deficit) as of
         September 30, 2012 and 2011 (Unaudited).............................. 7

         Consolidated Statements of Cash Flows for the six month periods ended September 30, 2012 and 2011 (Unaudited)........................ 8

         Notes to Financial Statements........................................ 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................35

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........37

Item 4.  Controls and Procedures..............................................37

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................38

Item 1A. Risk Factors.........................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........38

Item 3.  Defaults Upon Senior Securities......................................38

Item 4.  Mine Safety Disclosures..............................................39

Item 5.  Other Information....................................................39

Item 6.  Exhibits.............................................................39

Signatures....................................................................40

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

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Stevia Corp.

                           September 30, 2012 and 2011

                 Index to the Consolidated Financial Statements

                                    Contents

                                                                         Page(s)
                                                                         -------

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and
 March 31, 2012................................................................5

Consolidated Statements of Operations for the Six and Three Months Ended
 September 30, 2012, for the Period from April 11, 2011 (Inception) through September 30, 2011 and for the Three Months Ended September 30, 2011
 (Unaudited)...................................................................6

Consolidated Statement of Stockholders' Equity (Deficit) for the Period from
 April 11, 2011 (Inception) through September 30, 2012 (Unaudited).............7

Consolidated Statements of Cash Flows for the Six Months Ended
 September 30, 2012 and for  the Period from April 11, 2011 (Inception)
 through September 30, 2011 (Unaudited)........................................8

Notes to the Consolidated Financial Statements (Unaudited).....................9

                                  Stevia Corp.
                           Consolidated Balance Sheets

                                                                                  September 30,            March 31,
                                                                                      2012                   2012
                                                                                  ------------           ------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                            $     36,900           $     15,698
  Accounts receivable                                                                  112,517                     --
  Prepayments and other current assets                                                  22,571                168,874
                                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                                             171,988                184,572
                                                                                  ------------           ------------
NON-CURRENT ASSETS:
  Property and equipment                                                                 4,359                  3,036
  Accumulated depreciation                                                                (436)                    --
                                                                                  ------------           ------------
      Property and equipment, net                                                        3,923                  3,036

Acquired technology                                                                  1,635,300                     --
Accumulatd amortization                                                                (27,255)                    --
                                                                                  ------------           ------------
      Acquired technology, net                                                       1,608,045                     --

Website development costs                                                                5,315                  5,315
Accumulated amortization                                                                (1,335)                  (801)
                                                                                  ------------           ------------
     Website development costs, net                                                      3,980                  4,514
                                                                                  ------------           ------------

Security deposit                                                                        15,000                 15,000
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $  1,802,936           $    207,122
                                                                                  ============           ============

                        LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                $    315,471           $    237,288
  Accounts payable - President and CEO                                                  20,220                 20,220
  Accrued expenses                                                                       9,500                  5,400
  Accrued interest                                                                      18,096                 15,521
  Advances from president and significant stockholder                                   21,238                 19,138
  Convertible notes payable                                                            400,000                700,000
                                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                                        784,525                997,567
                                                                                  ------------           ------------
EQUITY (DEFICIT)
STEVIA CORP STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock at $0.001 par value: 1,000,000 shares authorized;
   none issued or outstanding                                                               --                     --
  Common stock at $0.001 par value: 100,000,000 shares authorized,
   63,555,635 and 58,354,775 shares issued and outstanding, respectively                63,556                 58,355
  Additional paid-in capital                                                         4,540,140              1,474,751
  Accumulated deficit                                                               (3,532,925)            (2,323,551)
                                                                                  ------------           ------------
      TOTAL STEVIA CORP STOCKHOLDERS' EQUITY (DEFICIT)                               1,070,771               (790,445)
                                                                                  ------------           ------------
Non-controlling interest in subsidiary                                                 (52,360)                    --
                                                                                  ------------           ------------
      TOTAL EQUITY (DEFICIT)                                                         1,740,866               (790,445)
                                                                                  ------------           ------------

      TOTAL LIABILITIES AND EQUITY (DEFICIT)                                      $  1,802,936           $    207,122
                                                                                  ============           ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                      Consolidated Statements of Operations

                                                                                           For the Period from
                                                           For the            For the        April 11, 2011        For the
                                                          Six Months        Three Months      (inception)        Three months
                                                            Ended              Ended            through             Ended
                                                         September 30,      September 30,     September 30,      September 30,
                                                             2012               2012              2011               2011
                                                         ------------       ------------      ------------       ------------
                                                         (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
REVENUES EAARNED DURING THE DEVELOPMENT STAGE            $    112,797       $    112,517      $      1,300       $      1,300

COST OF SERVICES DURING THE DEVELOPMENT STAGE
  Farm field lease                                             15,000              7,500                --                 --
  Farm management services - related party                    592,550            532,550            60,000             60,000
                                                         ------------       ------------      ------------       ------------
TOTAL COST OF SERVICES DURING THE DEVELOPMENT STAGE           607,550            540,050            60,000             60,000
                                                         ------------       ------------      ------------       ------------
Gross profit (loss)                                          (494,753)          (427,533)          (58,700)           (58,700)

OPERATING EXPENSES:
  Directors' fees                                             187,500             93,750                --                 --
  Professional fees                                           241,993            125,265            43,729             30,658
  Research and development                                    170,546             91,562           105,197            105,197
  General and administrative expenses                         135,295             88,565            21,292             21,192
                                                         ------------       ------------      ------------       ------------
TOTAL OPERATING EXPENSES                                      735,334            399,142           170,218            157,047
                                                         ------------       ------------      ------------       ------------
Loss from operations                                       (1,230,087)          (826,675)         (228,918)          (215,747)

OTHER (INCOME) EXPENSE:
  Financing cost                                                   --                 --             9,000              9,000
  Foreign currency transaction gain (loss)                      1,315                214                --                 --
  Interest expense                                             30,332             18,891             9,493              8,822
  Interest income                                                  --                 --               (44)               (44)
                                                         ------------       ------------      ------------       ------------
TOTAL OTHER (INCOME) EXPENSE                                   31,647             19,105            18,449             17,778
                                                         ------------       ------------      ------------       ------------
Loss before income taxes and noncontrolling interest       (1,261,734)          (845,780)         (247,367)          (233,525)
                                                         ------------       ------------      ------------       ------------
Income tax provision                                               --                 --                --                 --
                                                         ------------       ------------      ------------       ------------
Net loss before noncontrolling interest                    (1,261,734)          (845,780)         (247,367)          (233,525)
Net loss attributable to the noncontrolling interest          (52,360)           (52,360)               --                 --
                                                         ------------       ------------      ------------       ------------

NET LOSS ATTRIBUTABLE TO STEVIA CORP                     $ (1,209,374)      $   (793,420)     $   (247,367)      $   (233,525)
                                                         ============       ============      ============       ============
NET LOSS PER COMMON SHARE
  - Basic and diluted:                                   $      (0.02)      $      (0.01)     $      (0.01)      $      (0.00)
                                                         ============       ============      ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  - Basic and Diluted                                      60,666,442         62,953,249        32,938,080         52,800,000
                                                         ============       ============      ============       ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                   Consolidated Statement of Equity (Deficit)
   For the Period from April 11, 2011 (Inception) through September 30, 2012
                                  (Unaudited)

                                  Common Stock,
                                $0.001 Par Value                                        Total STEV
                               --------------------        Additional                  Stockholders'      Non-        Total
                              Number of                     paid-in     Accumulated       Equity      controlling     Equity
                               Shares        Amount         Capital       Deficit        (Deficit)      Interest     (Deficit)
                               ------        ------         -------       -------        ---------      --------     ---------
Balance, April 11, 2011
 (inception)                   6,000,000    $   6,000     $    (5,900)  $        --     $       100     $     --    $       100
Common shares deemed
 issued in reverse
 acquisition                  79,800,000       79,800        (198,088)                     (118,288)                   (118,288)
Common shares cancelled
 in reverse acquisition      (33,000,000)     (33,000)         33,000                            --                          --
Common shares issued
 for cash at $0.25
 per share on
 October 4, 2011                 400,000          400          99,600                       100,000                     100,000
Common shares issued
 for notes conversion
 at $0.25 per share
 on October 4, 2011            1,400,000        1,400         348,600                       350,000                     350,000
Common shares issued
 for conversion of
 accrued interest
 at $0.25 per share
 on October 4, 2011               74,850           75          18,638                        18,713                      18,713
Common shares cancelled
 by significant
 stockholder on
 October 4, 2011              (3,000,000)      (3,000)          3,000                            --                          --
Common shares issued
 for future director
 services on
 October 4, 2011               3,000,000        3,000         747,000                       750,000                     750,000
Common shares issued
 for future director
 services on
 October 4, 2011                                             (750,000)                     (750,000)                   (750,000)
Common shares issued
 for future director
 services on
 October 4, 2011
 earned during the period                                     187,500                       187,500                     187,500
Make good shares
 released to officer
 for achieving the
 first milestone on
 December 23, 2011             3,000,000        3,000         747,000                       750,000                     750,000
Common shares issued
 for notes conversion
 at $0.25 per share
 on January 18, 2012             600,000          600         149,400                       150,000                     150,000
Common shares issued
 for conversion of
 accrued interest
 at $0.25 per share
 on January 18, 2012              17,425           17           4,339                         4,356                       4,356
Common shares issued
 for financing services
 upon agreement at $1.50
 per share on
 January 26, 2012                 35,000           35          52,465                        52,500                      52,500
Common shares issued
 for consulting services
 at $1.39 per share
 on March 31, 2012                27,500           28          38,197                        38,225                      38,225

Net loss                                                                 (2,323,551)     (2,323,551)                 (2,323,551)
                             -----------    ---------     -----------   -----------     -----------     --------    -----------
Balance, March 31, 2012       58,354,775       58,355       1,474,751    (2,323,551)       (790,445)          --       (790,445)

Restricted common shares
 issued for farm management
 services to a related
 party valued at $0.79
 per share discounted
 at 69% on July 5, 2012          500,000          500         272,050                      272,550                      272,550
Restriced common shares
 issued for technology
 rights valued at $0.79
 per share discounted 69%
 on July 5, 2012               3,000,000        3,000       1,632,300                    1,635,300                    1,635,300
Common shares issued
 for notes conversion
 at $0.832143 per share
 on July 6, 2012                 600,858          601         499,399                      500,000                      500,000
Common shares issued
 for conversion of accrued
 interest at $0.832143 per
 share on July 6, 2012            33,335           33          27,706                       27,739                       27,739
Common shares and warrants
 issued for cash to two
 investors at $0.46875 per
 unit on August 6, 2012        1,066,667        1,067         498,933                      500,000                      500,000
Commissions and legal fees
 in connection with the
 stock sales on
 August 6, 2012                                               (52,500)                     (52,500)                     (52,500)
Common shares issued for
 future director services
 on October 4, 2011 earned
 during the period                                            187,500                      187,500                      187,500

Net loss                                                                 (1,209,374)     (1,209,374)     (52,360)    (1,261,734)
                             -----------    ---------     -----------   -----------     -----------     --------    -----------

Balance, September 30, 2012   63,555,635    $  63,556     $ 4,540,140   $(3,532,925)    $ 1,070,771     $(52,360)   $ 1,018,411
                             ===========    =========     ===========   ===========     ===========     ========    ===========


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                      Consolidated Statements of Cash Flows

                                                                                                     For the Period from
                                                                                    For the             April 11, 2011
                                                                                   Six Months            (inception)
                                                                                     Ended                 through
                                                                                  September 30,          September 30,
                                                                                      2012                   2011
                                                                                  ------------           ------------
                                                                                   (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (1,261,734)          $   (247,367)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation expense                                                                  436                     --
     Amortization expense                                                               27,789                    267
     Common shares issued for director services earned during the period               187,500                     --
     Common shares issued for services-related party                                   272,550                     --
     Common shares issued for outside services                                              --
  Changes in operating assets and liabilities:
     Accounts receivable                                                              (112,517)                (1,300)
     Prepaid expenses                                                                  146,303                 (5,527)
     Accounts payable                                                                   78,183                (69,715)
     Accounts payable - related parties                                                     --                 40,000
     Accrued expenses                                                                    4,100                 (5,940)
     Accrued interest                                                                   30,314                 18,328
                                                                                  ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                                      (627,076)              (271,254)
                                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                            (1,323)                    --
  Website development costs                                                                 --                 (5,315)
  Cash received from reverse acquisition                                                    --                  3,198
                                                                                  ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (1,323)                (2,117)
                                                                                  ------------           ------------

Cash flows from financing activities:
  Advances from president and stockholder                                                2,100                     --
  Proceeds from issuance of convertible notes                                          200,000                350,000
  Proceeds from sale of common stock, net of costs                                     447,501                     --
                                                                                  ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                   649,601                350,000
                                                                                  ------------           ------------
Net change in cash                                                                      21,202                 76,629
Cash at beginning of period                                                             15,698                     --
                                                                                  ------------           ------------

CASH AT END OF PERIOD                                                             $     36,900           $     76,629
                                                                                  ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                                   $         --           $         --
                                                                                  ============           ============
  Income tax paid                                                                 $         --           $         --
                                                                                  ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for conversion of convertible notes                    $    500,000           $         --
                                                                                  ============           ============
  Issuance of common stock for conversion of accrued interest                     $     27,739           $         --
                                                                                  ============           ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                           September 30, 2012 and 2011
                 Notes to the Consolidated Financial Statements
                                   (UNAUDITED)


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

ACQUISITION OF STEVIA VENTURES INTERNATIONAL LTD. RECOGNIZED AS A REVERSE ACQUISITION

On June 23, 2011 (the "Closing Date"), the Company closed a voluntary share exchange transaction with Ventures pursuant to a Share Exchange Agreement (the "Share Exchange Agreement") by and among the Company, Ventures and George Blankenbaker, the stockholder of Ventures (the "Ventures Stockholder").

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

                       FORMATION OF STEVIA TECHNEW LIMITED
               (FORMERLY HERO TACT LIMITED)/COOPERATIVE AGREEMENT

On April 28, 2012, Stevia Asia formed Hero Tact Limited, a wholly-owned subsidiary, under the laws of HK SAR, which subsequently changed its name to Stevia Technew Limited ("Stevia Technew"). Stevia Technew intends to facilitate a joint venture relationship with the Company's technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology and Guangzhou's affiliates Technew Technology Limited. Prior to July 5, 2012, the date of entry into Cooperative Agreement, Stevia Technew was inactive and had no assets or liabilities.

On July 5, 2012, Stevia Asia entered into a Cooperative Agreement (the "Cooperative Agreement") with Technew Technology Limited ("Technew"), a company incorporated under the companies ordinance of Hong Kong and an associate of Guangzhou Health China Technology Development Company Limited, and Zhang Jia, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to make Stevia Technew, a joint venture, of which Stevia Asia legally and beneficially owns 70% of the shares (representing 70% of the issued shares) and Technew legally and beneficially owns 30% of the shares (representing 30% of the of the issued shares). The Partners will be responsible for managing Stevia Technew and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of Stevia Technew and Stevia Asia's financial capabilities.

The Cooperative Agreement shall automatically terminate upon either Stevia Asia or Technew ceasing to be a shareholder in Stevia Technew, or may be terminated by either Stevia Asia or Technew upon a material breach by the other party which is not cured within 30 days of notice of such breach.

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

PRINCIPLES OF CONSOLIDATION

The Company applies the guidance of Topic 810 "CONSOLIDATION" of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries--all entities in which a parent has a controlling financial interest--shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent's power to control exists.

The consolidated financial statements include all accounts of the Company as of September 30, 2012, for the interim period then ended and for the period from June 23, 2011 (date of acquisition) through September 30, 2011; Stevia Ventures International Ltd. as of September 30, 2012, for the interim period then ended and for the period from April 11, 2011 (inception) through September 30, 2011; Stevia Asia Limited as of September 30, 2012 and for the period from March 19, 2012 (inception) through September 30, 2012; and Stevia Technew Limited as of September 30, 2012 and for the period from April 28, 2012 (inception) through September 30, 2012.

The following table shows the subsidiaries of the Company, their jurisdiction or place of incorporation and the Company's attributable equity interest:

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

The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and March 31, 2012.

It is not, however, practical to determine the fair value of advances from president and significant stockholder, if any, due to their related party nature.

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, acquired technology, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

INTANGIBLE ASSETS OTHER THAN GOODWILL

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill inclusive of acquired technology and website development costs on a straight-line basis over their relevant estimated useful lives of fifteen (15) and five (5) years, respectively. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

NON-CONTROLLING INTEREST

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Stevia Technew Limited, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company's stockholders' equity. Non-controlling interest represents the non-controlling interest holder's proportionate share of the equity of the Company's majority-owned subsidiary, Stevia Technew Limited. Non-controlling interest is adjusted for the non-controlling interest holder's proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or for the period from April 11, 2011 (Inception) through September 30, 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

                                               Potentially Outstanding Dilutive
                                                        Common Shares
                                                ------------------------------
                                                                    For the
                                                                  Period from
                                                 For the         April 11, 2011
                                              Interim Period      (inception)
                                                  Ended             through
                                               September 30,      September 30,
                                                   2012               2011
                                                ----------         ----------
On March 7, 2012, the  Company  issued a
convertible   note  in  the   amount  of
$200,000  with interest at 10% per annum
due  one  (1)  year  from  the  date  of
issuance with the conversion price to be
the same as the next  private  placement
price on a per share basis  provided the
Company  complete  a  private  placement
with   gross   proceeds   of  at   least
$100,000.                                                *                 --

On March 30, 2012,  the Company issued a
convertible   note  in  the   amount  of
$200,000  with interest at 10% per annum
due  one  (1)  year  from  the  date  of
issuance with the conversion price to be
the same as the next  private  placement
price on a per share basis  provided the
Company  complete  a  private  placement
with   gross   proceeds   of  at   least
$100,000.                                                *                 --

Make Good Escrow Agreement shares issued
and  held  with  the  escrow   agent  in
connection   with  the  Share   Exchange
Agreement  consummated  on June 23, 2011
pending the  achievement  by the Company
of   certain    post-Closing    business
milestones (the "Milestones").                   3,000,000          6,000,000
                                                ----------         ----------
Total  potentially  outstanding dilutive
common shares                                    3,000,000          6,000,000
                                                ==========         ==========

-----
* The number of common shares of which these convertible notes were able to convert to is currently undeterminable as these convertible notes' conversion price is the same as the next private placement price on a per share basis provided the Company complete a private placement with gross proceeds of at least $100,000.

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350) TESTING INDEFINITE-LIVED INTANGIBLE ASSETS FOR IMPAIRMENT" ("ASU 2012-02").

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled TESTING GOODWILL FOR IMPAIRMENT. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                                  September 30,       March 31,
                                                      2012              2012
                                                    --------          --------
Prepaid research and development                    $ 12,937          $128,445
Prepaid rent                                           6,250            21,250
Retainer                                                  --            15,000
Other                                                  3,384             4,179
                                                    --------          --------

                                                    $ 22,571          $168,874
                                                    ========          ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

                                    Estimated
                                   Useful Life    September 30,       March 31,
                                     (Years)          2012              2012
                                      -----         --------          --------
Property and equipment                  5           $  4,359          $  3,036
Less accumulated depreciation                           (436)               --
                                                    --------          --------

                                                    $  3,923          $  3,036
                                                    ========          ========

DEPRECIATION EXPENSE

The Company acquired furniture and fixture near the end of February 2012 and started to depreciate as of April 1, 2012. Additional equipment was purchased and depreciated during the interim period ended September 30, 2012. Depreciation expense for the interim period ended September 30, 2012 was $436.

NOTE 6 - ACQUIRED TECHNOLOGY

On July 5, 2012, the Company acquired the rights to certain technology from Technew Technology Limited in exchange for 3,000,000 shares of the Company's common stock. These shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market for a total value of $1,635,300.

                                    Estimated
                                   Useful Life    September 30,       March 31,
                                     (Years)          2012              2012
                                      -----        ----------        ----------
Technology right                       15          $1,635,300        $       --
Less accumulated amortization                         (27,255)               --
                                                   ----------        ----------

                                                   $1,608,045        $       --
                                                   ==========        ==========

AMORTIZATION EXPENSE

Amortization expense for the interim period ended September 30, 2012 was $27,255.

NOTE 7 - WEBSITE DEVELOPMENT COSTS

Website development costs, stated at cost, less accumulated amortization consisted of the following:

                                                September 30,         March 31,
                                                    2012                2012
                                                  --------            --------
Website development costs                         $  5,315            $  5,315
Accumulated amortization                            (1,335)               (801)
                                                  --------            --------

                                                  $  3,980            $  4,514
                                                  ========            ========

AMORTIZATION EXPENSE

Amortization expense was $534 and $0 for the interim period ended September 30, 2012 and for the period from April 11, 2011 (inception) through September 30, 2011, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Technew Technology Limited     Non-controlling interest holder

Growers Synergy Pte Ltd.       An entity owned and controlled by the president
                               and significant stockholder of the Company

Guangzhou Health Technology    An entity owned and controlled by Non-controlling
Development Company Limited    interest holder

ADVANCES FROM STOCKHOLDER

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

LEASE OF CERTAIN OFFICE SPACE FROM LEVERAGE INVESTMENTS, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011. For the interim period ended September 30, 2012, the Company recorded $3,000 in rent expenses due Leverage Investment LLC.

CONSULTING SERVICES, MANAGEMENT AND OFF-TAKE AGREEMENT WITH GROWERS SYNERGY PTE LTD.

For the Period from July 1, 2011 through October 31, 2011, the Company engaged Growers Synergy Pte Ltd. to provide farm management consulting services on a month-to-month basis, at $20,000 per month.

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

Consulting services provided by Growers Synergy Pte Ltd. is as follows:

                                                            For the Period from
                                             For the           April 11, 2011
                                          Interim Period        (inception)
                                              Ended               through
                                           September 30,        September 30,
                                               2012                 2011
                                             --------             --------
Consulting services received and
 consulting fees booked                      $120,000             $     --
                                             --------             --------

                                             $120,000             $     --
                                             ========             ========

Future minimum payments required under this agreement at September 30, 2012 were as follows:

Fiscal Year Ending March 31:
  2013 (remainder of the fiscal year)                             $120,000
  2014                                                             140,000
                                                                  --------

                                                                  $260,000
                                                                  ========

CASH COMMITMENT IN CONNECTION WITH THE OPERATIONS OF STEVIA TECHNEW

On July 5, 2012, Stevia Asia, entered into a Cooperative Agreement (the "Cooperative Agreement") with Technew Technology Limited ("Technew"), a company incorporated under the companies ordinance of Hong Kong and an associate of Guangzhou Health China Technology Development Company Limited, and Zhang Jia, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to make Stevia Technew, a joint venture, of which Stevia Asia legally and beneficially owns 70% shares (representing 70% of the issued shares) and Technew legally and beneficially owns 30% shares (representing 30% of the of the issued shares). The Partners will be responsible for managing Stevia Technew and Stevia Asia has agreed to provide $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of Stevia Technew and Stevia Asia's financial capabilities.

For the quarter ended September 30, 2012, Stevia Asia provided Stevia Technew $200,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related party.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

Convertible notes payable consisted of the following:

                                                 September 30,    March 31,
                                                     2012           2012
                                                  ----------     ----------
On November  16, 2011,  the Company  issued a
convertible  note in the  amount of  $250,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to  be  the  same  as  the
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.  On July 6, 2012,  the note  holder
converted  the entire  principal  of $250,000
and  accrued  interest  through  the  date of
conversion  of $15,959  to 319,607  shares of
the  Company's  common  stock  at  $0.83  per
share.                                                    --        250,000

On January 16,  2012,  the  Company  issued a
convertible  note in the  amount of  $250,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to  be  the  same  as  the
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.  On July 6, 2012,  the note  holder
converted  the entire  principal  of $250,000
and  accrued  interest  through  the  date of
conversion  of $11,781  to 314,586  shares of
the  Company's  common  stock  at  $0.83  per
share.                                                    --        250,000

On  March  7,  2012,  the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to be the same as the next
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.                                            200,000        200,000

On  May  30,  2012,   the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to be the same as the next
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.                                            200,000             --
                                                  ----------     ----------

                                                  $  400,000     $  700,000
                                                  ==========     ==========

NOTE 10 - STOCKHOLDERS' EQUITY

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

(III) EXHIBIT A - SCHEDULE OF MILESTONES

                                                                  Completion            Number of
                           Milestones                                Date             Escrow Shares
                           ----------                                ----             -------------
I.

(1)  Enter into exclusive  international  license agreement
     for  all  Agro  Genesis   intellectual   property  and
     products as it applies to stevia
(2)  Enter into cooperative agreements to work with Vietnam
     Institutes (a) Medical Plant  Institute in Hanoi;  (b)
     Agricultural  Science  Institute  of Northern  Central                              3,000,000
     Vietnam                                                                            shares only
(3)  Enter  into  farm  management  agreements  with  local                             if and when
     growers   including   the   Provincial   and  National        Within 180          ALL four (4)
     projects;                                                     days of the          milestones
(4)  Take over management of three existing nurseries             Closing Date          reached(*)

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
                                                                   Closing Date            shares

-----
* On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone. These shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

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

COMMON SHARES ISSUED FOR OBTAINING EMPLOYEE AND DIRECTOR SERVICES

On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company as directors. These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter. The Company recorded $187,500 in directors' fees for the period from April 11, 2011 (inception) through March 31, 2012. The Company recorded $187,500 in directors' fees for the interim period ended September 30, 2012.

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

(II) TERM

The term of this agreement were consummated from the date hereof, and automatically terminated on May 30, 2012.

(III) COMPENSATION

For the term of this agreement, the consultant shall be paid an upfront, non-refundable, non-cancellable retainer fee of 27,500 restricted shares. For the purposes of this agreement, these shares shall be considered to be fully earned by March 31, 2012. These shares were valued at $1.39 per share or $38,225 on March 31, 2012, the date when they were earned.

COMMON SHARES ISSUED IN CONNECTION WITH ENTRY INTO TECHNOLOGY AGREEMENT

On July 5, 2012, the Company entered into a Technology Acquisition Agreement (the "Technology Agreement") with Technew Technology Limited ("Technew"), pursuant to which the Company acquired the rights to certain technology from Technew in exchange for 3,000,000 shares of the Company's common stock. These shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market for a total value of $1,635,300.

COMMON SHARES ISSUED TO A RELATED PARTY

On July 5, 2012, the Company issued 500,000 shares of its common shares to Growers Synergy Pte Ltd., a corporation organized under the laws of the Republic of Singapore ("Singapore"), owned and controlled by George Blankenbaker, the president, director and a stockholder of the Company ("Growers Synergy"), as consideration for services rendered by Growers Synergy to the Company. These shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market or $272,550 and included in the farm management services - related party in the consolidated statements of operations.

SALE OF EQUITY UNIT INCLUSIVE OF COMMON STOCK AND WARRANTS

ENTRY INTO SECURITIES PURCHASE AGREEMENT

On August 1, 2012, the Company entered into a Securities Purchase Agreement (the "SPA") with two (2) accredited institutional investors (the "Purchasers") to raise $500,000 in a private placement financing. On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Purchasers: (i) an aggregate of 1,066,667 shares of the Company's common stock at $0.46875 per share and (ii) warrants to purchase 1,066,667 shares of the Company's common stock at an exercise price of $0.6405 expiring five (5) years from the date of issuance for a gross proceeds of $500,000.

At closing, the Company reimbursed the investor for legal fees of $12,500 and paid Garden State Securities, Inc,("GSS") that served as placement agent for the Company in the offering (i) cash commissions equal to 8.0% of the gross proceeds received in the equity financing or $40,000, and (ii) a warrant to purchase 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering with an exercise price of $0.6405 per share expiring five (5) years from the date of issuance (the "agent warrants") to GSS or its designee..

The units were sold at $0.46875 per unit consisting one common share and the warrant to purchase one (1) common share for a net proceeds of $447,500, $292,218 ($0.27 per common share) and $207,782 ($0.18 per warrant share) of which were allocated as the relative fair value of the common stock and warrants, respectively.

The Company intends to use the net proceeds from the Offering to advance the Company's ability to execute its growth strategy and to aid in the commercial development of the recently announced launch of the Company's majority-owned subsidiary, Stevia Technew Limited.

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

The registration statement must be declared effective by the SEC within one hundred and twenty (120) days of the closing date of the Offering subject to certain adjustments. If the registration statement is not filed prior to the filing date, the Company will be required to pay certain liquidated damages, not to exceed in the aggregate 6% of the purchase price paid by the Purchasers pursuant to the SPA.

WARRANTS

ISSUANCES  OF  WARRANTS  IN  CONNECTION  WITH  ENTRY  INTO  SECURITIES  PURCHASE
AGREEMENT

In August 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company's common stock to the investors with an exercise price of $0.6405 per share expiring five (5) years from the date of issuance in connection with the sale of common shares.

The Company estimated the fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                  August 6, 2012
                                                                  --------------
Expected life (year)                                                    5
Expected volatility (*)                                                68.25%
Expected annual rate of quarterly dividends                             0.00%
Risk-free rate(s)                                                       0.63%

----------
* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five
     (5) comparable companies' historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The relative fair value of the warrants issued to the investors using the Black-Scholes Option Pricing Model was $192,391 at the date of issuance and included as part of the $500,000 gross proceeds of the offering.

ISSUANCE OF WARRANTS TO THE PLACEMENT AGENT AS COMPENSATION

Garden State Securities, Inc. (the "GSS") served as the placement agent of the Company for the equity financing on August 1, 2012. Per the engagement agreement signed between GSS and the Company, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to 8.0% of the gross proceeds received in the equity financing, or $40,000, and
(ii) issue to GSS or its designee, a warrant to purchase 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering) with an exercise price of $0.6405 per share expiring five (5) years from the date of issuance (the "agent warrants"). The agent warrants also provide for the same registration rights and obligations as set forth in the Rights Agreement with respect to the Warrants and Warrant Shares.

The Company  estimated  the  relative  fair value of the warrants on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
weighted-average assumptions:

                                                                  August 6, 2012
                                                                  --------------
Expected life (year)                                                    5
Expected volatility (*)                                                68.25%
Expected annual rate of quarterly dividends                             0.00%
Risk-free rate(s)                                                       0.63%

----------
* As a newly formed entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within nutritional supplements industry which the Company plans to engage in to calculate the expected volatility. The Company calculated those five

     (5) comparable companies' historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The relative fair value of the agent warrants using the Black-Scholes Option Pricing Model was $15,391 at the date of issuance and included as part of the $500,000 gross proceeds of the offering.

SUMMARY OF THE COMPANY'S WARRANTS ACTIVITIES

The table below summarizes the Company's warrants activities:

                                                                     Weighted
                                      Number of       Exercise        Average     Fair Value at   Aggregate
                                       Warrant       Price Range      Exercise       Date of      Intrinsic
                                       Shares         Per Share        Price         Issuance       Value
                                      ---------        -------        -------       ---------        ----
Balance, March 31, 2012                      --        $    --        $    --       $      --        $ --
Granted                               1,152,000         0.6405         0.6405         207,782          --
Canceled                                     --             --             --              --          --
Exercised                                    --             --             --              --          --
Expired                                      --             --             --              --          --
                                      ---------        -------        -------       ---------        ----
Balance, September 30, 2012           1,152,000        $0.6405        $0.6405       $ 207,782        $ --

Earned and exercisable,
 September 30, 2012                   1,152,000        $0.6405        $0.6405       $ 207,782        $ --
                                      ---------        -------        -------       ---------        ----
Unvested, September 30, 2012                 --        $    --        $    --       $      --        $ --
                                      ---------        -------        -------       ---------        ----

The  following  table   summarizes   information   concerning   outstanding  and
exercisable warrants as of September 30, 2012:

                                           Warrants Outstanding                          Warrants Exercisable
                                  ---------------------------------------       -------------------------------------
                                                    Average                                     Average
                                                   Remaining      Weighted                     Remaining      Weighted
                                                  Contractual      Average                    Contractual     Average
                                    Number           Life          Exercise       Number         Life         Exercise
Range of Exercise Prices          Outstanding     (in years)        Price       Exercisable    (in years)      Price
------------------------          -----------     ----------        -----       -----------    ----------      -----
$0.6405                            1,152,000           4.84        $0.6405       1,152,000        4.84         $0.6405
-------                            ---------        -------        -------       ---------        ----         -------

$0.6405                            1,152,000           4.84        $0.6405       1,152,000        4.84         $0.6405
=======                            =========        =======        =======       =========        ====         =======

NOTE 11 - NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

                                        Contributed and
                                          additional                          Other           Total
                                            paid-in       Earnings and     Comprehensive  non-controlling
                                            capital          losses           Income         interest
                                            ------          --------           ----          --------
Balance at March 31, 2012                   $   --          $     --           $ --          $     --
Current period earnings and losses              --           (52,360)            --           (52,360)
                                            ------          --------           ----          --------

Balance at September 30, 2012               $   --          $(52,360)          $ --          $(52,360)
                                            ======          ========           ====          ========

NOTE 12 - RESEARCH AND DEVELOPMENT

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

Future minimum payments required under this agreement at September 30, 2012 were as follows:

FISCAL YEAR ENDING MARCH 31:
  2013 (remainder of the fiscal year)                                   $ 15,000
  2014                                                                    30,000
  2015                                                                    30,000
  2016                                                                    30,000
                                                                        --------

                                                                        $105,000
                                                                        ========

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

SUMMARY OF THE CONSULTING FEES

For the interim period ended September 30, 2012 and for the period from April 11, 2011 (inception) through September 30, 2011, the Company recorded $18,000 and $9,000 in consulting fees under the Consulting Agreement, respectively.

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

SUMMARY OF THE CONSULTING FEES

The financial consulting agreement expired on December 31, 2011. For the period from April 11, 2011 (inception) through September 30, 2011, the Company recorded no financing cost under this Financing Consulting Agreement.

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

NOTE 14 - CONCENTRATIONS AND CREDIT RISK

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

Vendor purchase concentrations and accounts payable concentration are as follows:

                                                      Net Purchases                Accounts Payable at
                                                  ----------------------          ---------------------
                                                                 For the
                                                               Period from
                                                 For the      April 11, 2011
                                              Interim Period   (inception)
                                                  Ended          through
                                               September 30,   September 30,   September 30,    March 31,
                                                   2012            2011            2012           2012
                                                  ------          ------          ------         ------
Growers Synergy Pte. Ltd. - related party           48.3%             --%           37.3%          16.4%
Stevia Ventures Corporation                         10.0%             --%            3.3%          54.1%
                                                  ------          ------          ------         ------

                                                    58.3%             --%           40.6%          70.5%
                                                  ======          ======          ======         ======

CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2012, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there no reportable subsequent events to be disclosed.

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

We are a development stage company that has yet to generate significant revenue. We plan to generate revenues by (i) providing farm management services, which will provide protocols and other services to agriculture, aquaculture, and livestock operators, (ii) the sale of inputs such as fertilizer and feed to agriculture, aquaculture and livestock operators, (iii) the sale of crops and seafood produced under contract farming and (iv) the sale of products derived from the stevia plant.

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

RESULTS OF OPERATIONS

Our operations to-date have primarily consisted of securing purchase and supply contracts and office space and a research center, developing relationships with potential partners, and developing products derived from the stevia plant. We have earned nominal revenues since inception.

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

COMPARISON  OF THREE MONTH  PERIODS  ENDED  SEPTEMBER 30, 2012 AND SEPTEMBER 30,
2011

For the three month period ended September 30, 2012 we incurred a comprehensive loss of $793,420, compared to a comprehensive loss of $233,525 for the three month period ended September 30, 2011. The increase was largely attributed to an increase in cost of farm management services from $60,000 in the three month period ended September 30, 2011 to $532,550 in the three month period ended September 30, 2012.

General and administration expenses and professional fees for the three month period ended September 30, 2012 amounted to $88,565 and $125,265 respectively, compared to $21,192 and $30,658 during the three month period ended September 30, 2011. Research and development fees for the three month period ended September 30, 2012 were $91,562 compared to $105,197 during the three month period ended September 30, 2011.

COMPARISON OF SIX MONTH PERIOD ENDED SEPTEMBER 30, 2012 WITH THE PERIOD FROM INCEPTION (APRIL 11, 2011) TO SEPTEMBER 30, 2011

For the six month period ended September 30, 2012 we incurred a comprehensive loss of $1,209,374, compared to a comprehensive loss of $247,367 for the period from inception (April 11, 2011) to September 30, 2011. The increase was largely attributed to an increase in cost of farm management services from $60,000 in the period from inception (April 11, 2011) to September 30, 2011 to $592,550 in the six month period ended September 30, 2012.

General and administration expenses and professional fees for the six month period ended September 30, 2012 amounted to $135,295 and $241,993 respectively, compared to $21,292 and $43,729 during the period from inception (April 11, 2011) to September 30, 2011. Research and development fees for the six month period ended September 30, 2012 were $170,546 compared to $105,197 during the period from inception (April 11, 2011) to September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2012 we have $171,988 in current assets, and $784,525 in current liabilities. As at September 30, 2012 we have $36,900 in cash. As at September 30, 2012, our total assets were $1,802,936 and our total liabilities were $784,525. Our net working capital deficit as at September 30, 2012 was $612,537.

During the three month period ended September 30, 2012, we used cash of $627,076 in operating activities and used cash of $1,323 in investing activities, respectively. During the three month period ended September 30, 2012, we funded our operations from the proceeds of private sales of equity and/or convertible notes. During the three month period ended September 30, 2012, we raised $447,501 through the proceeds of sales of common stock, net of costs, $200,000 from the issuance of convertible notes and $2,100 from advances from our President.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the "Financing Stockholders") to raise $500,000 in a private placement financing (the "Offering"). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000. Garden State Securities, Inc. ("GSS") served as the placement agent for such equity financing. Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and
(ii) issue to GSS or its designee, a warrant to purchase up to 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering) with an exercise price of $0.6405 per share and a term of five (5) years.

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

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia through our research programs, as well as our ability to develop and manage our own crop and aquaculture production operations. These planned research and agricultural development activities require significant cash expenditures.  We do  not  expect  to  generate  the  necessary  cash  from  our operations during the next 6 to 12 months to carry out these business objectives. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. In addition, the terms of the Securities Purchase Agreement contain certain restrictions on our ability to engage in financing transactions. Specifically, the Securities Purchase Agreement prohibits us from engaging in any issuance of Common Stock for a period of 90 days after the effective date of the Securities Purchase Agreement, and for a period of two years thereafter, contains additional restrictions on certain types of financing transactions. The Securities Purchase Agreement contains carveouts to such financing restrictions for certain exempted transactions including (i) issuances pursuant to a stock option plan, (ii) securities issued upon the conversion of outstanding securities, (iii) securities issued pursuant to acquisitions or other strategic transactions, (iv) up to $500,000 in stock and warrants on the same terms as set forth in the Securities Purchase Agreement, and (v) securities issued pursuant to the Equity Purchase Agreement, dated January 26, 2012 (the "Equity Purchase Agreement"), with Southridge Partners II, LP, a Delaware limited partnership ("Southridge"). The terms of the Equity Purchase Agreement with Southridge also contain a prohibition on us entering into any equity line of credit with terms substantially comparable to the Equity Purchase Agreement for a period of 36 months following the date of such Equity Purchase Agreement, without Southridge's consent.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 29, 2012. As of, and for the three months ended September 30, 2012, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Name
------                             ----
3.1(1)        Articles of Incorporation, including all amendments to date

3.2(2)        Amended and Restated Bylaws

10.1(3)       Cooperative Agreement

10.2(3)       Technology Acquisition Agreement

10.3(4)       Securities Purchase Agreement

10.4(4)       Registration Rights Agreement

10.5(4)       Form of Warrant

31            Rule   13a-14(a)/15d-14(a)   Certification   (Principal  Executive
              Officer and Principal Financial Officer)

32            Section 1350 Certification

101(5)*       Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index
---------------------------
(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2012.
(4) Incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012.
(5)  To be provided by amendment.
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEVIA CORP.


Dated: November 19, 2012                 /s/ George Blankenbaker
                                         ---------------------------------------
                                         By:  George Blankenbaker
                                         Its: President, Secretary, Treasurer
                                              and Director (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)