Form 10-Q/A
period 2012-09-30
Stevia Corp
filed 2012-11-20
CIK 1439813

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

As described in the Explanatory Note to our Quarterly Report on Form 10-Q, filed on November 19, 2012, we were unable to complete XBRL tagging at such time because of the effects of Hurricane Sandy. In reliance on the relief granted by the Securities and Exchange Commission's Order dated November 14, 2012 (Release No. 68224), we are filing such information by this Amendment No. 1 to the Form 10-Q.

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
3.1(1)        Articles of Incorporation, including all amendments to date

3.2(2)        Amended and Restated Bylaws

10.1(3)       Cooperative Agreement

10.2(3)       Technology Acquisition Agreement

10.3(4)       Securities Purchase Agreement

10.4(4)       Registration Rights Agreement

10.5(4)       Form of Warrant

31(5)         Rule   13a-14(a)/15d-14(a)   Certification   (Principal  Executive
              Officer and Principal Financial Officer)

32(5)         Section 1350 Certification

101(6)        Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index
---------------------------
(1) Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2) Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3) Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2012.
(4) Incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012.
(5)  Previously filed.
(6)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STEVIA CORP.


Dated: November 20, 2012                 /s/ George Blankenbaker
                                         ---------------------------------------
                                         By:  George Blankenbaker
                                         Its: President, Secretary, Treasurer
                                              and Director (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)