Form 10-Q
period 2012-12-31
Stevia Corp
filed 2013-02-14
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended: December 31, 2012

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

Non-accelerated filer [ ]                          Accelerated filer [ ]
Large accelerated filer [ ]                        Smaller Reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at January 18, 2013
           -----                                 -------------------------------
Common stock, $.001 par value                              66,555,635

                                  STEVIA CORP.
                                    FORM 10-Q
                                DECEMBER 31, 2012

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........41

Item 4.  Controls and Procedures..............................................42

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................42

Item 1A. Risk Factors.........................................................42

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........43

Item 3.  Defaults Upon Senior Securities......................................43

Item 4.  Mine Safety Disclosures..............................................43

Item 5.  Other Information....................................................43

Item 6.  Exhibits.............................................................43

Signatures....................................................................44

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

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Stevia Corp.

                           December 31, 2012 and 2011

                 Index to the Consolidated Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Consolidated Balance Sheets at December 31, 2012 (Unaudited) and
 March 31, 2012................................................................5

Consolidated Statements of Operations for the Nine and Three Months Ended
 December 31, 2012, for the Period from April 11, 2011 (Inception) through December 31, 2011 and for the Three Months Ended December 31, 2011
 (Unaudited)...................................................................6

Consolidated Statement of Equity (Deficit) for the Period from April 11, 2011
 (Inception) through December 31, 2012 (Unaudited).............................7

Consolidated Statements of Cash Flows for the Nine Months Ended December 31,
 2012 and for the Period from April 11, 2011 (Inception) through
 December 31, 2011 (Unaudited) ................................................8

Notes to the Consolidated Financial Statements (Unaudited).....................9

                                  Stevia Corp.
                           Consolidated Balance Sheets

                                                                                    December 31,            March 31,
                                                                                        2012                  2012
                                                                                    ------------           ------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                              $      5,978           $     15,698
  Accounts receivable                                                                    120,659                     --
  Prepayments and other current assets                                                    26,016                168,874
                                                                                    ------------           ------------
      TOTAL CURRENT ASSETS                                                               152,653                184,572
                                                                                    ------------           ------------
NON-CURRENT ASSETS:
  Property and equipment                                                                   7,925                  3,036
  Accumulated depreciation                                                                  (762)                    --
                                                                                    ------------           ------------
      Property and equipment, net                                                          7,163                  3,036

Acquired technology                                                                    1,635,300                     --
Accumulatd amortization                                                                  (54,510)                    --
                                                                                    ------------           ------------
      Acquired technology, net                                                         1,580,790                     --

Website development costs                                                                  5,315                  5,315
Accumulated amortization                                                                  (1,602)                  (801)
                                                                                    ------------           ------------
      Website development costs, net                                                       3,713                  4,514
                                                                                    ------------           ------------
Security deposit                                                                          15,000                 15,000
                                                                                    ------------           ------------

      TOTAL ASSETS                                                                  $  1,759,319           $    207,122
                                                                                    ============           ============

                        LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                  $    627,929           $    237,288
  Accounts payable - President and CEO                                                    41,689                 20,220
  Accrued expenses                                                                        11,445                  5,400
  Accrued interest                                                                        28,178                 15,521
  Advances from president and significant stockholder                                     21,238                 19,138
  Convertible notes payable                                                              400,000                700,000
                                                                                    ------------           ------------
      TOTAL CURRENT LIABILITIES                                                        1,130,479                997,567
                                                                                    ------------           ------------
NON-CURRENT LIABILITIES:
  Derivative liability                                                                   106,561                     --
                                                                                    ------------           ------------
      TOTAL NON-CURRENT LIABILITIES                                                      106,561                     --
                                                                                    ------------           ------------
      TOTAL LIABILITIES                                                                1,237,040                997,567
                                                                                    ------------           ------------
EQUITY (DEFICIT)
  Stevia Corp stockholders' equity (deficit):
    Preferred stock at $0.001 par value: 1,000,000 shares authorized;
     none issued or outstanding                                                               --                     --
    Common stock at $0.001 par value: 100,000,000 shares authorized,
     63,555,635 and 58,354,775 shares issued and outstanding, respectively                63,556                 58,355
    Additional paid-in capital                                                         4,222,085              1,474,751
    Accumulated deficit                                                               (3,666,024)             (2,323,551)
                                                                                    ------------           ------------
      TOTAL STEVIA CORP STOCKHOLDERS' EQUITY (DEFICIT)                                   619,617               (790,445)
                                                                                    ------------           ------------
Non-controlling interest in subsidiary                                                   (97,338)                    --
                                                                                    ------------           ------------
      TOTAL EQUITY (DEFICIT)                                                             522,279               (790,445)
                                                                                    ------------           ------------

      TOTAL LIABILITIES AND EQUITY (DEFICIT)                                        $  1,759,319           $    207,122
                                                                                    ============           ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                      Consolidated Statements of Operations

                                                                                       For the Period from
                                                            For the         For the       April 11, 2011      For the
                                                           Nine Months    Three Months     (inception)      Three Months
                                                             Ended           Ended           through           Ended
                                                          December 31,    December 31,     December 31,     December 31,
                                                              2012            2012             2011             2011
                                                          ------------    ------------     ------------     ------------
                                                          (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
REVENUES                                                  $    120,939    $      8,142     $      1,300     $         --

COST OF REVENUES
  Farm expenses                                                 66,743          66,743               --               --
  Farm field lease                                              21,250           6,250               --               --
  Farm management services - related party                     652,550          60,000          120,000           60,000
                                                          ------------    ------------     ------------     ------------
TOTAL COST OF REVENUES                                         740,543         132,993          120,000           60,000
                                                          ------------    ------------     ------------     ------------
Gross margin                                                  (619,604)       (124,851)        (118,700)         (60,000)

OPERATING EXPENSES:
  Directors' fees                                              281,250          93,750           93,750           93,750
  Professional fees                                            352,031         123,356          117,183           73,454
  Research and development                                     118,669              --          144,369           39,172
  Salary and compensation - officer                                 --              --          750,000          750,000
  Salary and compensation - others                             110,982          59,105               --               --
  General and administrative expenses                          204,616          69,302           36,160           14,868
                                                          ------------    ------------     ------------     ------------
TOTAL OPERATING EXPENSES                                     1,067,548         345,513        1,141,462          971,244
                                                          ------------    ------------     ------------     ------------

Loss from operations                                        (1,687,152)       (470,364)      (1,260,162)      (1,031,244)

OTHER (INCOME) EXPENSE:
  Change in fair value of derivative liability                (305,244)        (73,723)              --               --
  Financing cost                                                16,125           2,807           18,000            9,000
  Foreign currency transaction gain (loss)                       1,316               1               --               --
  Interest expense                                              40,462          10,130           25,123           15,630
  Interest income                                                   --              --              (44)              --
                                                          ------------    ------------     ------------     ------------
TOTAL OTHER (INCOME) EXPENSE                                  (247,341)        (60,785)          43,079           24,630
                                                          ------------    ------------     ------------     ------------
Loss before income taxes and noncontrolling interest        (1,439,811)       (409,579)      (1,303,241)      (1,055,874)
                                                          ------------    ------------     ------------     ------------
Income tax provision                                                --              --               --               --
                                                          ------------    ------------     ------------     ------------
Net loss before non-controlling interest                    (1,439,811)       (409,579)      (1,303,241)      (1,055,874)
Net loss attributable to the non-controlling interest          (97,338)        (44,978)              --               --
                                                          ------------    ------------     ------------     ------------

NET LOSS ATTRIBUTABLE TO STEVIA CORP                      $ (1,342,473)   $   (364,601)    $ (1,303,241)    $ (1,055,874)
                                                          ============    ============     ============     ============
Net loss per common share
  - Basic and diluted:                                    $      (0.02)   $      (0.01)    $      (0.03)    $      (0.02)
                                                          ============    ============     ============     ============
Weighted average common shares outstanding
  - basic and diluted                                       61,613,572      63,225,253       40,575,587       54,854,293
                                                          ============    ============     ============     ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                   Consolidated Statement of Equity (Deficit)
    For the Period from April 11, 2011 (Inception) through December 31, 2012
                                  (Unaudited)


                                  Common Stock,
                                $0.001 Par Value                                        Total STEV
                               --------------------        Additional                  Stockholders'      Non-        Total
                              Number of                     paid-in     Accumulated       Equity      controlling     Equity
                               Shares        Amount         Capital       Deficit        (Deficit)      Interest     (Deficit)
                               ------        ------         -------       -------        ---------      --------     ---------
Balance, April 11, 2011
 (inception)                   6,000,000    $   6,000     $    (5,900)  $        --     $       100     $     --    $       100
Common shares deemed
 issued in reverse
 acquisition                  79,800,000       79,800        (198,088)                     (118,288)                   (118,288)
Common shares cancelled
 in reverse acquisition      (33,000,000)     (33,000)         33,000                            --                          --
Common shares issued
 for cash at $0.25
 per share on
 October 4, 2011                 400,000          400          99,600                       100,000                     100,000
Common shares issued
 for notes conversion
 at $0.25 per share
 on October 4, 2011            1,400,000        1,400         348,600                       350,000                     350,000
Common shares issued
 for conversion of
 accrued interest
 at $0.25 per share
 on October 4, 2011               74,850           75          18,638                        18,713                      18,713
Common shares cancelled
 by significant
 stockholder on
 October 4, 2011              (3,000,000)      (3,000)          3,000                            --                          --
Common shares issued
 for future director
 services on
 October 4, 2011               3,000,000        3,000         747,000                       750,000                     750,000
Common shares issued
 for future director
 services on
 October 4, 2011                                             (750,000)                     (750,000)                   (750,000)
Common shares issued
 for future director
 services on
 October 4, 2011
 earned during the period                                     187,500                       187,500                     187,500
Make good shares
 released to officer
 for achieving the
 first milestone on
 December 23, 2011             3,000,000        3,000         747,000                       750,000                     750,000
Common shares issued
 for notes conversion
 at $0.25 per share
 on January 18, 2012             600,000          600         149,400                       150,000                     150,000
Common shares issued
 for conversion of
 accrued interest
 at $0.25 per share
 on January 18, 2012              17,425           17           4,339                         4,356                       4,356
Common shares issued
 for financing services
 upon agreement at $1.50
 per share on
 January 26, 2012                 35,000           35          52,465                        52,500                      52,500
Common shares issued
 for consulting services
 at $1.39 per share
 on March 31, 2012                27,500           28          38,197                        38,225                      38,225

Net loss                                                                 (2,323,551)     (2,323,551)                 (2,323,551)
                             -----------    ---------     -----------   -----------     -----------     --------    -----------
Balance, March 31, 2012       58,354,775       58,355       1,474,751    (2,323,551)       (790,445)          --       (790,445)

Restricted common shares
 issued for farm management
 services to a related
 party valued at $0.79
 per share discounted
 at 69% on July 5, 2012          500,000          500         272,050                      272,550                      272,550
Restriced common shares
 issued for technology
 rights valued at $0.79
 per share discounted 69%
 on July 5, 2012               3,000,000        3,000       1,632,300                    1,635,300                    1,635,300
Common shares issued
 for notes conversion
 at $0.832143 per share
 on July 6, 2012                 600,858          601         499,399                      500,000                      500,000
Common shares issued
 for conversion of accrued
 interest at $0.832143 per
 share on July 6, 2012            33,335           33          27,706                       27,739                       27,739
Common shares and warrants
 issued for cash to two
 investors at $0.46875 per
 unit on August 6, 2012        1,066,667        1,067         498,933                      500,000                      500,000
Warrants issued to investors
 in connection with the
 sale of equity units on
 August 6, 2012                                              (381,301)                    (381,301)                    (381,301)
Commissions and legal fees
 in connection with the
 stock sales on
 August 6, 2012                                               (52,500)                     (52,500)                     (52,500)
Warrants issued to placement
 agent in connection with
 the sale of equity units
 on August 6, 2012                                            (30,504)                     (30,504)                     (30,504)
Common shares issued for
 future director services
 on October 4, 2011 earned
 during the period                                            281,250                      281,250                      281,250

Net loss                                                                 (1,342,473)     (1,342,473)     (97,338)    (1,439,811)
                             -----------    ---------     -----------   -----------     -----------     --------    -----------

Balance, December 31, 2012    63,555,635    $  63,556     $ 4,222,085   $(3,666,024)    $   619,617     $(97,338)   $   522,279
                             ===========    =========     ===========   ===========     ===========     ========    ===========


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                      Consolidated Statements of Cash Flows

                                                                                                     For the Period from
                                                                                    For the             April 11, 2011
                                                                                   Nine Months           (inception)
                                                                                     Ended                 through
                                                                                  December 31,           December 31,
                                                                                      2012                   2011
                                                                                  ------------           ------------
                                                                                  (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (1,439,811)          $  (1,303,241)
  Adjustments to reconcile net loss to net cash used
   in operating activities
     Depreciation expense                                                                  762                     --
     Amortization expense                                                               55,311                    534
     Change in fair value of derivative liability                                     (305,244)                    --
     Common shares issued for compensation                                                  --                750,000
     Common shares issued for director services earned during the period               281,250                 93,750
     Common shares issued for services-related party                                   272,550                     --
     Common shares issued for outside services                                              --                     --
  Changes in operating assets and liabilities:
     Accounts receivable                                                              (120,659)                    --
     Prepaid expenses                                                                  142,858                (49,219)
     Accounts payable                                                                  390,641                (36,067)
     Accounts payable - related parties                                                 21,469                 15,150
     Accrued expenses                                                                    6,045                    310
     Accrued interest                                                                   40,397                 33,958
                                                                                  ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                                      (654,431)              (509,825)
                                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                            (4,889)                    --
  Proceeds from disposal of property and equipment                                          --                     --
  Website development costs                                                                 --                 (5,315)
  Cash received from reverse acquisition                                                    --                  3,198
                                                                                  ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                                        (4,889)                (2,117)
                                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from president and stockholder                                                2,100                    200
  Proceeds from issuance of convertible notes                                          200,000                750,000
  Proceeds from sale of common stock, net of costs                                     447,500                100,000
                                                                                  ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                   649,600                850,200
                                                                                  ------------           ------------
Net change in cash                                                                      (9,720)               338,258
Cash at beginning of period                                                             15,698                     --
                                                                                  ------------           ------------

CASH AT END OF PERIOD                                                             $      5,978           $    338,258
                                                                                  ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                                   $         --           $         --
                                                                                  ============           ============
  Income tax paid                                                                 $         --           $         --
                                                                                  ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for conversion of convertible notes                    $    500,000           $    350,000
                                                                                  ============           ============
  Issuance of common stock for conversion of accrued interest                     $     27,739           $     18,712
                                                                                  ============           ============


        See accompanying notes to the consolidated financial statements.

                                  Stevia Corp.
                           December 31, 2012 and 2011
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


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

As a result of the change in control to the then Ventures Stockholder, for financial statement reporting purposes, the merger between the Company and Ventures has been treated as a reverse acquisition with Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Ventures (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Ventures which are recorded at their historical cost. The equity of the Company is the historical equity of Ventures retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

On July 5, 2012, Stevia Asia entered into a Cooperative Agreement (the "Cooperative Agreement") with Technew Technology Limited ("Technew"), a company incorporated under the companies ordinance of Hong Kong and an associate of Guangzhou Health China Technology Development Company Limited, and Zhang Jia, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to make Stevia Technew, a joint venture, of which Stevia Asia legally and beneficially owns 70% of the shares (representing 70% of the issued shares) and Technew legally and beneficially owns 30% of the shares (representing 30% of the issued shares). The Partners will be responsible for managing Stevia Technew and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of Stevia Technew and Stevia Asia's financial capabilities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from April 11, 2011 (inception) through March 31, 2012 and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC on June 29, 2012.

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

The Company's consolidated subsidiaries and/or entities are as follows:

                                                             Date of incorporation
                                                                 or formation
Name of consolidated      State or other jurisdiction of     (date of acquisition,
subsidiary or entity      incorporation or organization         if applicable)         Attributable interest
--------------------      -----------------------------         --------------         ---------------------
Stevia Ventures              The Territory of the                April 11, 2011                100%
International Ltd.          British Virgin Islands

Stevia Asia Limited             Hong Kong SAR                    March 19, 2012                100%

Stevia Technew Limited          Hong Kong SAR                    April 28, 2012                 70%

The consolidated financial statements include all accounts of the Company as of December 31, 2012, for the interim period then ended and for the period from June 23, 2011 (date of acquisition) through December 31, 2011; Stevia Ventures International Ltd. as of December 31, 2012, for the interim period then ended and for the period from April 11, 2011 (inception) through December 31, 2011; Stevia Asia Limited as of December 31, 2012 and for the period from March 19, 2012 (inception) through December 31, 2012; and Stevia Technew Limited as of December 31, 2012 and for the period from April 28, 2012 (inception) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; expected term of share options and similar instruments, expected volatility of the entity's shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, and accrued interest, approximate their fair values because of the short maturity of these instruments.

The Company's convertible notes payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and March 31, 2012.

The Company's Level 3 financial liabilities consist of the derivative warrant issued in August 2012 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

It is not, however, practical to determine the fair value of advances from president and significant stockholder, if any, due to their related party nature.

FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES MEASURED ON A RECURRING BASIS

LEVEL 3 FINANCIAL LIABILITIES - DERIVATIVE WARRANT LIABILITIES

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification ("Paragraph 810-10-05-4"). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

From time to time, the Company may employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates. The Company does not use derivatives for speculation or trading purposes. Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in current earnings. The Company has sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates ("Fair Value Hedges"). Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended December 31, 2012 or 2011.

DERIVATIVE LIABILITY

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The  Company  adopted  Section  815-40-15  of  the  FASB  Accounting   Standards
Codification ("Section 815-40-15") to determine whether an instrument (or an embedded feature) is indexed to the Company's own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for
(i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

NON-REFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES

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

The fair value of non-derivative option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

     * Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the SIMPLIFIED METHOD, I.E., EXPECTED TERM = ((VESTING TERM + ORIGINAL CONTRACTUAL
          TERM) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
     * Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
     * Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
     * Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of non-derivative option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or for the period from April 11, 2011 (Inception) through December 31, 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

                                                           Potentially
                                                      Outstanding Dilutive
                                                          Common Shares
                                                   ---------------------------
                                                                    For the
                                                                  Period from
                                                     For the     April 11, 2011
                                                 Interim Period    (inception)
                                                     Ended           through
                                                   December 31,    December 31,
                                                      2012            2011
                                                   ----------       ---------
MAKE GOOD ESCROW SHARES

Make Good Escrow  Agreement shares issued and
held with the escrow agent in connection with
the Share Exchange  Agreement  consummated on
June 23, 2011 pending the  achievement by the
Company  of  certain  post-Closing   business
milestones (the "Milestones").                      3,000,000        6,000,000

CONVERTIBLE NOTE SHARES

On  March  7,  2012,  the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion price to be at $0.46875 per share,
at which  the  Company  completed  a  private
placement  with  gross  proceeds  of at least
$100,000  on August 6, 2012,  the same as the
next private  placement  price on a per share
basis provided the Company complete a private
placement  with  gross  proceeds  of at least
$100,000.                                             426,667              --

On  May  30,  2012,   the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion price to be at $0.46875 per share,
at which  the  Company  completed  a  private
placement  with  gross  proceeds  of at least
$100,000  on August 6, 2012,  the same as the
next private  placement  price on a per share
basis provided the Company complete a private
placement  with  gross  proceeds  of at least
$100,000.                                             426,667              --

WARRANT SHARES

On August 6,  2012,  the  Company  issued (i)
warrants to purchase 1,066,667 shares, in the
aggregate,  of the Company's  common stock to
the investors (the "investors  warrants") and
(ii)  warrants to purchase  85,333  shares of
the  Company's  common stock to the placement
agent (the "agent warrants") with an exercise
price of $0.6405 per share subject to certain
adjustments    pursuant   to   Section   3(b)
Subsequent  Equity  Sales of the SPA expiring
five (5) years from the date of issuance.           1,152,000              --
                                                   ----------      ----------
TOTAL POTENTIALLY OUTSTANDING DILUTIVE
COMMON SHARES                                       5,005,334       6,000,000
                                                   ==========      ==========


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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consisted of the following:

                                                  December 31,         March 31,
                                                      2012               2012
                                                    --------           --------
Prepaid research and development                    $ 23,336           $128,445
Prepaid rent                                              --             21,250
Retainer                                                  --             15,000
Other                                                  2,680              4,179
                                                    --------           --------

                                                    $ 26,016           $168,874
                                                    ========           ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

                                   Estimated
                                  Useful Life      December 31,        March 31,
                                    (Years)           2012               2012
                                    -------         --------           --------
Property and equipment                 5            $  7,925           $  3,036
Less accumulated depreciation                           (762)                --
                                                    --------           --------

                                                    $  7,163           $  3,036
                                                    ========           ========

DEPRECIATION EXPENSE

The Company acquired furniture and fixture near the end of February 2012 and started to depreciate as of April 1, 2012. Depreciation expense for the interim period ended December 31, 2012 was $762.

NOTE 6 - ACQUIRED TECHNOLOGY

On July 5, 2012, the Company acquired the rights to certain technology from Technew Technology Limited in exchange for 3,000,000 restricted shares of the Company's common stock. These restricted shares were valued at $0.79 per share discounted at 69% taking into consideration its restricted nature and lack of liquidity and consistent trading in the market for a total value of $1,635,300, which was recorded as acquired technology and amortized on a straight-line basis over the acquired technology's estimated useful life of fifteen (15) years.

                                   Estimated
                                  Useful Life      December 31,       March 31,
                                    (Years)           2012              2012
                                    -------        ----------        ----------
Technology right                      15           $1,635,300        $       --
Less accumulated amortization                         (54,510)               --
                                                   ----------        ----------

                                                   $1,580,790        $       --
                                                   ==========        ==========

AMORTIZATION EXPENSE

Amortization expense for the interim period ended December 31, 2012 was $54,510.

NOTE 7 - WEBSITE DEVELOPMENT COSTS

Website development costs, stated at cost, less accumulated amortization consisted of the following:

                                   Estimated
                                  Useful Life      December 31,       March 31,
                                    (Years)           2012              2012
                                    -------        ----------        ----------
Website development costs              5           $    5,315        $    5,315
Accumulated amortization                               (1,602)             (801)
                                                   -----------       ----------

                                                   $    3,713        $    4,514
                                                   ==========        ==========

AMORTIZATION EXPENSE

Amortization expense was $801 and $534 for the interim period ended December 31, 2012 and for the period from April 11, 2011 (inception) through December 31, 2011, respectively.

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
George Blankenbaker             President and significant stockholder of the
                                Company

Leverage Investments LLC        An entity owned and controlled by the president
                                and significant stockholder of the Company

Technew Technology Limited      Non-controlling interest holder

Growers Synergy Pte Ltd.        An entity owned and controlled by the president
                                and significant stockholder of the Company

Guangzhou Health Technology     An entity owned and controlled by
Development Company Limited     Non-controlling interest holder

ADVANCES FROM STOCKHOLDER

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

LEASE OF CERTAIN OFFICE SPACE FROM LEVERAGE INVESTMENTS, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011. For the interim period ended December 31, 2012, the Company recorded $4,500 in rent expenses due Leverage Investment LLC.

FARM MANAGEMENT AND OFF-TAKE AGREEMENT WITH GROWERS SYNERGY PTE LTD.

For the Period from July 1, 2011 through October 31, 2011, the Company engaged Growers Synergy Pte Ltd. to provide farm management services on a month-to-month basis, at $20,000 per month.

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the "Management Agreement") with Growers Synergy Pte Ltd. ("GSPL"), a Singapore corporation owned and controlled by the president and major stockholder of the Company. Under the terms of the Management Agreement, the Company will engage GSPL to supervise the Company's farm management operations, recommend quality farm management programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services for a term of two (2) years from the date of signing, at $20,000 per month. The Management Agreement may be terminated by the Company upon 30 day notice. In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company's GSPL supervised farms.

Farm management services provided by Growers Synergy Pte Ltd. is as follows:

                                                                     For the
                                                                   Period from
                                                   For the        April 11, 2011
                                                Interim Period      (inception)
                                                    Ended            through
                                                 December 31,      December 31,
                                                     2012              2011
                                                   --------          --------
Farm management services received and
 farm management services booked                   $180,000          $     --
                                                   --------          --------

                                                   $180,000          $     --
                                                   ========          ========


Future minimum payments required under this agreement at December 31, 2012 were as follows:

Fiscal Year Ending March 31:
  2013 (remainder of the fiscal year)                                $ 60,000
  2014                                                                140,000
                                                                     --------

                                                                     $200,000
                                                                     ========

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

For the interim period ended December 31, 2012, Stevia Asia provided Stevia Technew $230,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related party.

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

Convertible notes payable consisted of the following:

                                                 December 31,          March 31,
                                                    2012                 2012
                                                  --------             --------
On November  16, 2011,  the Company  issued a
convertible  note in the  amount of  $250,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to  be  the  same  as  the
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.  On July 6, 2012,  the note  holder
converted  the entire  principal  of $250,000
and  accrued  interest  through  the  date of
conversion  of $15,959  to 319,607  shares of
the  Company's  common  stock  at  $0.83  per
share.                                                   --             250,000

On January 16,  2012,  the  Company  issued a
convertible  note in the  amount of  $250,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion  price  to  be  the  same  as  the
private  placement price on a per share basis
provided  the  Company   complete  a  private
placement  with  gross  proceeds  of at least
$100,000.  On July 6, 2012,  the note  holder
converted  the entire  principal  of $250,000
and  accrued  interest  through  the  date of
conversion  of $11,781  to 314,586  shares of
the  Company's  common  stock  at  $0.83  per
share.                                                   --             250,000

On  March  7,  2012,  the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion price to be at $0.46875 per share,
at which  the  Company  completed  a  private
placement  with  gross  proceeds  of at least
$100,000  on August 6, 2012,  the same as the
next private  placement  price on a per share
basis provided the Company complete a private
placement  with  gross  proceeds  of at least
$100,000.                                           200,000             200,000

On  May  30,  2012,   the  Company  issued  a
convertible  note in the  amount of  $200,000
with  interest  at 10% per  annum due one (1)
year  from  the  date of  issuance  with  the
conversion price to be at $0.46875 per share,
at which  the  Company  completed  a  private
placement  with  gross  proceeds  of at least
$100,000  on August 6, 2012,  the same as the
next private  placement  price on a per share
basis provided the Company complete a private
placement  with  gross  proceeds  of at least
$100,000.                                           200,000                  --
                                                   --------            --------

                                                   $400,000            $700,000
                                                   ========            ========

NOTE 10 - DERIVATIVE INSTRUMENTS AND THE FAIR VALUE OF FINANCIAL INSTRUMENTS

(I)  WARRANTS ISSUED ON AUGUST 6, 2012

DESCRIPTION OF WARRANTS AND FAIR VALUE ON DATE OF GRANT

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company's common stock to the investors (the "investors warrants") and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share subject to certain adjustments pursuant to Section 3(b)
Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance.

DERIVATIVE ANALYSIS

The exercise price of August 6, 2012 warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events. Pursuant to the Section 3(b) Subsequent Equity Sales of the SPA, if the Company issues any common stock or securities other than the excepted issuances, to any person or entity at a purchase or exercise price per share less than the share purchase price of the August 6, 2012 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the August 6, 2012 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification ("Section 815-40-15") (FORMERLY FASB EMERGING ISSUES TASK FORCE ("EITF") ISSUE NO. 07-5: DETERMINING WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK ("EITF 07-5"))). Section 815-40-15 became effective on January 1, 2009 and the Warrants issued in the August 6, 2012 Unit Offering have been measured at fair value using a Lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

VALUATION OF DERIVATIVE LIABILITY

(A) VALUATION METHODOLOGY

The Company's August 6, 2012 warrants do not trade in an active securities market, as such, the Company developed a Lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. As the result of the large Warrant overhang we accounted for the dilution affects, volatility and market cap to adjust the projections.

Probabilities were assigned to each of these scenarios based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrant liability.

(B) VALUATION ASSUMPTIONS

The Company's 2012 derivative warrants were valued at each period ending date with the following assumptions:

     *    The stock price would fluctuate with the Company projected volatility.

     * The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods.

     * The Holder would exercise the warrant as they become exercisable (effective registration is projected 4 months from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.

     * The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

     * A 100% probability of a reset event and a projected financing each quarter for 3 years at prices approximating 93% of market

     * The 1,066,667 Investor Warrants $0.6405 exercise price is projected to reset from $0.87 to $0.192 at maturity; and the 85,333 Placement Agent Warrants $0.6405 exercise price is projected to reset from $0.87 to $0.192 at maturity;

     *    No warrants have been exercised or expired.

     *    The projected volatility curve for the valuation dates was:

                        1 Year      2 Year      3 Year      4 Year      5 Year
                        ------      ------      ------      ------      ------
August 6, 2012           129%        178%        218%        252%        281%

September 30, 2012       127%        173%        211%        244%        272%

December 31, 2012        126%        167%        204%        235%        263%

(C) FAIR VALUE OF DERIVATIVE WARRANTS

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants to purchase 1,152,000 shares of the Company's common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

                                                    Fair Value Measurement
                                                     Using Level 3 Inputs
                                                 ----------------------------
                                                 Derivative
                                               warrants Assets
                                                 (Liability)            Total
                                                 -----------            -----
Balance, August 6, 2012                           $(411,805)          $(411,805)
Total gains or losses
 (realized/unrealized) included in:
   Net income (loss)                                231,521             231,521
   Other comprehensive income (loss)                     --                  --
   Purchases, issuances and settlements                  --                  --
   Transfers in and/or out of Level 3                    --                  --
                                                 ---------           ---------
Balance, August 6, 2012                            (180,284)           (180,284)
Total gains or losses
 (realized/unrealized) included in:
   Net income (loss)                                 73,723              73,723
   Other comprehensive income (loss)                     --                  --
   Purchases, issuances and settlements                  --                  --
  Transfers in and/or out of Level 3                     --                  --
                                                  ---------           ---------

Balance, December 31, 2012                        $(106,561)          $(106,561)
                                                  =========           =========

(D) WARRANTS OUTSTANDING

As of December 31, 2012 no warrants have been exercised and warrants to purchase 1,152,000 shares of Company common stock remain outstanding.

The table below summarizes the Company's derivative warrant activity

                                                  2012 Warrant Activities                              Apic          (Gain) Loss
                                  ----------------------------------------------------------         ---------        ----------
                                                                                                  Reclassification
                                                                  Total         Fair Value of      Change in of      Fair Value of
                                Derivative     Non-derivative    Warrant           Derivative       Derivative        Derivative
                                  Shares           Shares        Shares             Warrants         Liability        Liability
                                  ------           ------        ------             --------         ---------        ---------
Derivative warrant at
 August 6, 2012                  1,152,000           --         1,152,000           (411,805)             --                 --
Mark to market                                                                       231,521                           (231,521)
Derivative warrant at
 September 30, 2012              1,152,000           --         1,152,000           (180,284)                          (231,521)
Mark to market                                                                        73,723                            (73,723)
Derivative warrant at
 December 31, 2012               1,152,000           --         1,152,000           (106,561)                          (305,244)

(II) WARRANT ACTIVITIES

The table below summarizes the Company's warrant activities through December 31, 2012:

SUMMARY OF THE COMPANY'S WARRANT ACTIVITIES

The table below summarizes the Company's warrant activities:

                                 Number of         Exercise      Weighted Average   Fair Value at     Aggregate
                                  Warrant         Price Range       Exercise           Rate of        Intrinsic
                                  Shares           Per Share          Price           Issuance          Value
                                  ------           ---------          -----           --------          -----
Balance, March 31, 2012                 --          $    --          $    --          $      --          $ --
Granted                          1,152,000           0.6405           0.6405            411,805            --
Canceled                                --               --               --                 --            --
Exercised                               --               --               --                 --            --
Expired                                 --               --               --                 --            --
                                 ---------          -------          -------          ---------          ----
Balance, December 31, 2012       1,152,000           0.6405           0.6405            411,805            --

Earned and exercisable,
 December 31, 2012               1,152,000           0.6405           0.6405            411,805            --
                                 ---------          -------          -------          ---------          ----

Unvested, December 31, 2012             --          $    --          $    --          $      --          $ --
                                 ---------          -------          -------          ---------          ----

The  following  table   summarizes   information   concerning   outstanding  and
exercisable warrants as of December 31, 2012:

                         Warrants Outstanding                     Warrants Exercisable
                  ----------------------------------       -----------------------------------
                                 Average                                  Average
                                Remaining     Weighted                   Remaining     Weighted
                               Contractual    Average                   Contractual    Average
Range of            Number         Life       Exercise       Number        Life        Exercise
Exercise Prices   Outstanding   (in years)     Price       Exercisable   (in years)     Price
---------------   -----------   ----------     -----       -----------   ----------     -----
$0.6405            1,152,000       4.60       $ 0.6405      1,152,000      4.60        $0.6405
-------            ---------       ----       --------      ---------      ----        -------

$0.6405            1,152,000       4.60       $ 0.6405      1,152,000      4.60        $0.6405
=======            =========       ====       ========      =========      ====        =======

NOTE 11 - EQUITY

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

MAKE GOOD AGREEMENT SHARES

(I) DURATION OF ESCROW AGREEMENT

The Make Good Escrow Agreement shall terminate on the sooner of (i) the distribution of all escrow shares, or (ii) December 31, 2013.

(II) DISBURSEMENT OF MAKE GOOD SHARES

Upon achievement of any Milestone on or before the date associated with such Milestone on Exhibit A, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such achievement (each a "COMPLETION NOTICE"). Upon the passage of any Milestone date set forth on Exhibit A for which the Company has not achieved the associated Milestone, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such failure to achieve the milestone (each a "NON-COMPLETION NOTICE").

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

COMMON SHARES ISSUED FOR OBTAINING EMPLOYEE AND DIRECTOR SERVICES

On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company as directors. These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter. The Company recorded $187,500 in directors' fees for the period from April 11, 2011 (inception) through March 31, 2012. The Company recorded $281,250 in directors' fees for the interim period ended December 31, 2012.

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

COMMON SHARES ISSUED IN CONNECTION WITH ENTRY INTO TECHNOLOGY ACQUISITION AGREEMENT

On July 5, 2012, the Company entered into a Technology Acquisition Agreement (the "Technology Acquisition Agreement") with Technew Technology Limited ("Technew"), pursuant to which the Company acquired the rights to certain technology from Technew in exchange for 3,000,000 restricted shares of the Company's common stock. These restricted shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market or $1,635,300, which was recorded as acquired technology and amortized on a straight-line basis over the acquired technology's estimated useful life of fifteen (15) years.

COMMON SHARES ISSUED TO A RELATED PARTY

On July 5, 2012, the Company issued 500,000 restricted shares of its common shares to Growers Synergy Pte Ltd., a corporation organized under the laws of the Republic of Singapore ("Singapore"), owned and controlled by George
Blankenbaker, the president, director and a significant stockholder of the Company ("Growers Synergy"), as consideration for services rendered by Growers Synergy to the Company. These restricted shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market or $272,550 and included in the farm management services - related party in the consolidated statements of operations.

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

At closing, the Company reimbursed the investor for legal fees of $12,500 and paid Garden State Securities, Inc,("GSS") that served as placement agent for the Company in the offering (i) cash commissions equal to 8.0% of the gross proceeds received in the equity financing or $40,000, and (ii) a warrant to purchase 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering with an exercise price of $0.6405 per share expiring five (5) years from the date of issuance (the "agent warrants") to GSS or its designee.

The units were sold at $0.46875 per unit consisting one common share and the warrant to purchase one (1) common share for a gross proceeds of $500,000. In connection with the August 6, 2012 equity unit offering the Company paid (i) GSS cash commissions equal to 8.0% of the gross proceeds received in the equity financing, or $40,000 and (ii) $12,500 in legal fees and resulted in a net proceeds of $447,500.

The Company intended to use the net proceeds from the Offering to advance the Company's ability to execute its growth strategy and to aid in the commercial development of the recently announced launch of the Company's majority-owned subsidiary, Stevia Technew Limited.

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

WARRANTS

ISSUANCES  OF  WARRANTS  IN  CONNECTION  WITH  ENTRY  INTO  SECURITIES  PURCHASE
AGREEMENT

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company's common stock to the investors with an exercise price of $0.6405 per share subject to certain adjustments per Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance in connection with the sale of common shares.

ISSUANCE OF WARRANTS TO THE PLACEMENT AGENT AS COMPENSATION

Garden State Securities, Inc. (the "GSS") served as the placement agent of the Company for the equity financing on August 1, 2012. Per the engagement agreement signed between GSS and the Company, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to 8.0% of the gross proceeds received in the equity financing, or $40,000, and
(ii) issue to GSS or its designee, a warrant to purchase 85,333 shares of the Company's common stock representing 8% of the warrants sold in the Offering) with an exercise price of $0.6405 per share subject to certain adjustments per
Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance (the "agent warrants"). The agent warrants also provide for the same registration rights and obligations as set forth in the Rights Agreement with respect to the Warrants and Warrant Shares.

NOTE 12 - NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

                                      Contributed and
                                        additional                           Other             Total
                                         paid-in        Earnings and     Comprehensive      non-controlling
                                         capital           losses            Income           interest
                                         -------           ------            ------           --------
Balance at March 31, 2012                $    --          $     --           $    --          $     --
Current period earnings and losses            --           (97,338)               --           (97,338)
                                         -------          --------           -------          --------

Balance at December 31, 2012             $    --          $(97,338)          $    --          $(97,338)
                                         =======          ========           =======          ========

NOTE 13 - RESEARCH AND DEVELOPMENT

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

Future minimum payments required under this agreement at December 31, 2012 were as follows:

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

SUMMARY OF THE CONSULTING FEES

For the interim period ended December 31, 2012 and for the period from April 11, 2011 (inception) through December 31, 2011, the Company recorded $27,000 and $18,000 in consulting fees under the Consulting Agreement, respectively.

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

SUMMARY OF THE CONSULTING FEES

The financial consulting agreement expired on December 31, 2011. For the period from April 11, 2011 (inception) through December 31, 2011, the Company recorded $18,000 in financing cost under this Financing Consulting Agreement.

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

NOTE 15 - CONCENTRATIONS AND CREDIT RISK

CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2012, substantially all of the Company's cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation ("FDIC"). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

CUSTOMERS AND CREDIT CONCENTRATIONS

One (1) customer accounted for all of the sales for the interim period ended December 31, 2012 and accounts receivable balances at December 31, 2012. A reduction in sales from or loss of such customer would have a material adverse effect on the Company's results of operations and financial condition.

VENDORS AND ACCOUNTS PAYABLE CONCENTRATIONS

Vendor purchase concentrations and accounts payable concentration are as follows:

                                                 Accounts Payable at                  Net Purchases
                                                ---------------------             ----------------------
                                                                                                 For the
                                                                                               Period from
                                                                                 For the      April 11, 2011
                                                                              Interim Period   (inception)
                                                                                  Ended          through
                                              December 31,    March 31,        December 31,    December 31,
                                                 2012           2012               2012            2011
                                                ------         ------             ------          ------
Growers Synergy Pte. Ltd. - related party         42.5%          16.4%              49.8%             --%
tevia Ventures Corporation                         3.7%          54.1%              10.3%             --%
                                                ------         ------             ------          ------
                                                  46.2%          70.5%              60.1%             --%
                                                ======         ======             ======          ======

NOTE 16 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Our operations to-date have primarily consisted of securing purchase and supply contracts, office space and a research center, developing relationships with potential partners, and developing products derived from the stevia plant. We have earned nominal revenues since inception.

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

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

For the three month period ended December 31, 2012 we incurred a net loss of $364,601, compared to a net loss of $1,055,874 for the three month period ended December 31, 2011. The decrease was mainly attributed to a decrease in research and development expenses from $39,172 to 0, a decrease in salary and compensation expense from $750,000 to $59,105, and a decrease in income from change in fair value of derivative liability from $0 to $72,723.

General and administration expenses and professional fees for the three month period ended December 31, 2012 amounted to $69,302 and $123,356 respectively, compared to $14,868 and $73,454 during the three month period ended December 31, 2011. Research and development fees for the three month period ended December 31, 2012 were $0 compared to $39,172 during the three month period ended December 31, 2011. Directors fees, officer salary and compensation and other salary and compensation were $93,750, $0 and $110,982 respectively, compared to $93,750, $750,000, $0 during the three month period ended December 31, 2011.

COMPARISON OF THE NINE MONTH PERIOD ENDED DECEMBER 31, 2012 WITH THE PERIOD FROM INCEPTION (APRIL 11, 2011) TO DECEMBER 31, 2011

For the nine month period ended December 31, 2012 we incurred a net loss of $1,342,473, compared to a net loss of $1,303,241 for the period from April 11, 2011 (inception) through December 31, 2011. The increase was largely attributed to a decrease in gross margin from $(118,700) to $(619,604), offset by an increase in other income from $(43,079) to $247,341.

General and administration expenses and professional fees for the nine month period ended December 31, 2012 amounted to $204,616 and $352,031 respectively, compared to $36,160 and $117,183 during the period from April 11, 2011 (inception) through December 31, 2011. Research and development fees for the nine month period ended December 31, 2012 were $118,669 compared to $144,369 during the period from April 11, 2011 (inception) through December 31, 2011. Directors' fees, officer salary and compensation and other salary and compensation for the nine month period ended December 31, 2012 amounted to $281,250, $0 and $110,982 respectively, compared to $93,750, $750,000 and $0 during the period from April 11, 2011 (inception) through December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012 we have $152,653 in current assets, and $1,130,479 in current liabilities. As at December 31, 2012 we have $5,978 in cash. As at December 31, 2012, our total assets were $1,759,319 and our total liabilities were $1,237,040. Our net working capital deficit as at December 31, 2012 was $977,826.

During the nine month period ended December 31, 2012, we used cash of $654,431 in operating activities and used cash of $4,889 in investing activities, respectively. During the nine month period ended December 31, 2012, we funded our operations from the proceeds of private sales of equity and convertible notes. During the nine month period ended December 31, 2012, we raised $200,000 through the issuance of convertible notes and $447,500 through the proceeds of sales of common stock, net of costs.

On  August 1,  2012,  we  entered  into a  Securities  Purchase  Agreement  (the
"Securities Purchase Agreement") with certain accredited investors (the "Financing Stockholders") to raise $500,000 in a private placement financing (the "Offering"). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing
Stockholders: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000. Garden State Securities, Inc. ("GSS") served as the placement agent for such equity financing. Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and (ii) issue to GSS or its designee, a warrant to purchase up to 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering) with an exercise price of $0.6405 per share and a term of five (5) years.

On December 7, 2012, a Registration Statement on Form S-1 was declared effective, registering a total of 17,018,545 of our shares of common stock (the "Registered Shares"). 14,885,211of the Registered Shares are shares that we may put to Southridge Partners II, LP ("Southridge") pursuant to an equity purchase agreement (the "Equity Purchase Agreement") between Southridge and the Company, effective January 26, 2012. 1,066,667 of the Registered Shares are the shares of common stock issued to the accredited investors pursuant to the Securities Purchase Agreement, and another 1,066,667 of the Registered Shares are shares of common stock underlying warrants issued to such accredited investors pursuant to the Securities Purchase Agreement.

We have not put any shares to Southridge pursuant to the Equity Purchase Agreement.

We are currently seeking further financing and we believe that will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia through our research programs, as well as our ability to develop and manage our own crop and aquaculture production operations. These planned research and agricultural development activities require significant cash expenditures.  We do  not  expect  to  generate  the  necessary  cash  from  our operations during the next 6 to 12 months to carry out these business objectives. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. In addition, the terms of the Securities Purchase Agreement contain certain restrictions on our ability to engage in financing transactions for a period of two years from the effective date of the Securities Purchase Agreement. The Securities Purchase Agreement contains carveouts to such financing restrictions for certain exempted transactions including (i) issuances pursuant to a stock option plan, (ii) securities issued upon the conversion of outstanding securities, (iii) securities issued pursuant to acquisitions or other strategic transactions, (iv) up to $500,000 in stock and warrants on the same terms as set forth in the Securities Purchase Agreement, and (v) securities issued pursuant to the Southridge Equity Purchase Agreement. The terms of the Equity Purchase Agreement with Southridge also contain a prohibition on us entering into any equity line of credit with terms substantially comparable to the Equity Purchase Agreement for a period of 36 months following the date of such Equity Purchase Agreement, without Southridge's consent.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 29, 2012. As of, and for the three months ended December 31, 2012, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

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

                                         STEVIA CORP.


Dated: February 14, 2013                 /s/ George Blankenbaker
                                         ---------------------------------------
                                         By:  George Blankenbaker
                                         Its: President, Secretary, Treasurer
                                              and Director (Principal Executive
                                              Officer, Principal Financial
                                              Officer and Principal Accounting
                                              Officer)