Form 10-K
period 2013-03-31
Stevia Corp
filed 2013-07-16
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 28, 2012, was $17,409,971.53 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of July 2, 2013, there were outstanding 68,408,968 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1 — BUSINESS

Background

We are a farm management company primarily focused on agronomics from plant breeding to good agricultural practices and the development of stevia derived products which can be used for human consumption as well as for aquaculture and agriculture applications.

We were incorporated on May 21, 2007 in the State of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock. Our initial business focus was on development of a software product for tracking employee productivity and projects.

On June 23, 2011, we closed a voluntary share exchange transaction (the “Share Exchange Transaction”) with Stevia Ventures International Ltd., a business company incorporated in the British Virgin Islands, pursuant to which we acquired certain rights relating to stevia production, including certain exclusive purchase contracts and a supply agreement related to stevia. In connection with the Share Exchange Transaction, on June 23, 2011, Mohanad Shurrab, a stockholder of the Company, surrendered 33,000,000 shares of the Company’s common stock to the Company for cancellation.

On March 19, 2012, we formed a wholly-owned subsidiary, Stevia Asia Limited, a company incorporated under the companies ordinance of Hong Kong (“Stevia Asia”) that will allow the Company to expand its China operations. Hero Tact Limited, a wholly-owned subsidiary of Stevia Asia, was incorporated under the companies ordinance of Hong Kong.

On July 5, 2012, Stevia Asia entered into a Cooperative Agreement with Technew Technology Limited (“Technew Technology”), a company incorporated under the companies ordinance of Hong Kong, and Zhang Ji, a Chinese citizen (together with Technew Technology, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to be owned 70% by Stevia Asia and 30% by Technew Technology, through the entity Stevia Technew Limited (the “Joint Venture”).  The Partners will be responsible for managing the Joint Venture and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing to be applied on a project by project basis and subject to those projects remaining on target to generate positive EBITDA (earnings before interest, tax, depreciation and amortization) of at least 1.5 times the investment in any particular project and subject to Stevia Asia’s financial capabilities in terms of completing a financing or series of financings that provides the Company with the ability to contribute at least $200,000 in any given month.  Completion of a financing or series of financings depends on the size of each put pursuant to the agreement with Southridge and any other private placements with other investors that the Company may complete. Although Stevia Asia or Technew Technology may believe that a project is on target to generate positive EBITDA of at least 1.5 times the investment, there is no guarantee that any particular project will generate revenue.  Stevia Asia contributed $200,000 to the Joint Venture in August 2012 which was applied to a specific aquaculture project that is ongoing but has not and will not contribute additional funds until it completes a financing or series of financings that provides the Company the ability to contribute at least $200,000 in any given month. The aquaculture project is focused on producing prawns and fish using the Company’s formulated products.  The Joint Venture will participate in the revenue of specific ponds based on the pro-rata capital contribution allowing the flexibility to expand its participation as and when it has the ability to contribute additional funds.  The Joint Venture also participated in an agriculture project in Vietnam where 102.5 acres of chili were cultivated using the Company’s formulated products. Part of the harvest occurred during the last quarter of the 2013 fiscal year generating revenue of $2,167,812.54 for the Company.  The delay of additional capital is permissible pursuant to the joint venture agreement and will only impact the number and size of specific projects and the companies continue to explore potential stevia commercial applications but failure to complete a financing or series of financings sufficient to make additional contributions will have an adverse effect on our ability to execute our business plan.  The Cooperative Agreement shall automatically terminate upon either Stevia Asia or Technew ceasing to be a stockholder in the Joint Venture, or may be terminated by either Stevia Asia or Technew upon a material breach by the other party which is not cured within 30 days of notice of such breach.

The following diagram illustrates our corporate structure:

Overview

Our focus is on implementing quality agribusiness solutions to our partners, contract growers and customers to maximize the production of stevia agri-products and the economic development of stevia and its extracts.

Our mission is to maximize shareholder value by consistently developing and acquiring the latest intellectual property and expanding our suite of formulated products and their applications and leveraging our farm management business model to maximize market penetration and revenue margins.

To achieve these goals we intend to develop a suite of intellectual property relating to stevia and its extracts that will enhance the value of our farm management operations. Through our relationships with Tech-New Bio-Technology, Growers Synergy and local institutes, we are exploring the market for commercial applications of stevia which will be vertically integrated into our services and production.

Our target markets are initially Vietnam, Indonesia and China. In Vietnam and Indonesia we have contracted with growers and have established our own nurseries and test fields. In China we are producing our proprietary formulated products and applying them to aquaculture projects under our revenue share model. Although our priority is Asia, our services are not limited to specific countries and we plan to pursue viable opportunities in other markets.

The Industry and Our Opportunity

Stevia as a Food Additive

We believe that health issues created by the modern diet are causing consumers to look for more natural products and simpler ingredient lines on the foods and beverages they purchase and causing governments to put pressure on the food industry to offer products with reduced calories.

In evaluating potential sweetener alternatives, manufacturers focus on taste, pricing, and a sustainable and scalable supply. We believe stevia fulfills these four criteria and has the added advantage of contributing no calories to food and beverage with a near zero glycemic index, making it safe for diabetics.

Originating from Paraguay, stevia leaf has been valued for centuries because of its sweetening and herbal properties and has been used as an approved sweetener in Japan and Korea for decades. Extracts from stevia contain a mixture of different molecules that vary depending upon climate and growing conditions and it was historically impossible to come up with clear and consistent specifications of the product needed to make it a reliable ingredient as well as conduct clinical trials required by the FDA for the approval process. This issue was only overcome in recent years by identifying the steviol glycoside molecules with the best taste profiles and by developing innovative and unique process technologies to separate and purify stevia extract to pharmaceutical levels of purity on a reliable and consistent basis: and, importantly, to do so in commercially viable volumes.

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

The stevia industry is segmented into several business processes, which can broadly be categorized as i) plant breeding and propagation, ii) farming, iii) extraction and refining, iv) product formulation, v) distribution and retail.

A significant portion of the cost of Rebaudioside A is a result of the leaf cost and we believe there remains considerable opportunity to build value in the supply chain by focusing on stevia agronomics. The stevia genus includes more than 100 species and each species contains unique sweet compounds. However, only two of these species contain steviol glycosides and of these two the variety with the sweetest compounds is stevia rebaudiana bertoni. There is relatively little technical knowledge of this species and almost all commercial growing of stevia has occurred in China because of the traditional Japanese and Korean markets. Now with the global market demand for high TSG (total steviol glycoside) and high Reb-A (Rebaudioside A) producing plants, there is an increased demand for agronomic and farm management expertise to establish new plantations and rapidly scale leaf production.

The primary competitors within this market segment include: PureCircle, which has extensive operations in China as well as subsidiaries in South America (Paraguay) and Africa (Kenya); Stevia One, an independent grower established in Peru; S&W Seed Company, who signed a supply agreement with PureCircle in July of 2010 to grow stevia in North America under its subsidiary, Stevia California; and GLG Life Tech Corporation, a China-centric company which has chosen to continue to focus on building and expanding its supply chain within China.

Stevia as a Commercial Product for Agriculture Use

Stevia is classified as a medicinal herb in China where more than 80% of the world’s supply of stevia is grown and stevia has been used as a medicinal herb as well as a sweetener for centuries in its native country of Paraguay.  Japan is the largest consumer of stevia extract and stevia has accounted for more than 40% of Japan’s entire sweetener market consumption since 1992.  Research articles studying the efficacy of stevia as a feed supplement and fertilizer have been published by several universities in Japan, China and South Korea for more than ten years. There are also several small local companies in Japan, South Korea and China that produce feed and fertilizer products that are formulated using stevia extracts and they have been supplying these products to their local markets for several years.  We believe that the feed and fertilizer markets provide additional growth opportunities for stevia.

In July 2012, we obtained the rights to product formulations that add stevia extracts to an existing probiotic and enzyme product line produced by our technology partner, Tech-New Bio-Technology.  We then obtained government approval in Vietnam to use the stevia product formulations for agricultural use such as fertilizer and animal feed supplement.

The first commercial application was started in August of 2012 for the production of approximately 2.5 acres of shrimp in China under the revenue share model with the intention to expand as we confirm available funding.  In October 2012, a commercial application was started for the production of 102.5 acres of chili in Vietnam which was harvested during the first and second quarter of 2013. We are also using the formulations for the commercial stevia trial fields in Vietnam.

Our product line includes aquaculture feed for shrimp and fish, feed for livestock, granular fertilizers and foliar spray, each of which, we believe, holds the potential to open new revenue opportunities to us.

By vertically integrating down the supply chain, we believe we significantly enhance our revenue potential. An average hectare of stevia will produce approximately 6 tons of dry leaf per year.  We have entered into a five year supply contract with an option to renew for an additional four years with a leaf buyer.  Under the agreement, we will set a fixed price for the leaf each year based on the yearly average market prices for the quality of leaf provided.  We are growing elite strains and we believe prices for high quality leaf will continue to be more stable than lower quality leaf, and as such, we believe our leaf prices will be more stable and predictable.  We expect to generate approximately $2,000 for each ton of dry leaf, so each hectare will potentially produce $12,000 of dry stevia leaf.  On average, dry stevia leaf produces approximately 10% of net usable extract by weight and the average price for the extract is approximately $100,000 per ton, so each hectare can potentially produce $60,000 of extract (6 tons x 10% x $100,000) which is five times the value of the dry stevia leaf and when we use the extracts to create our proprietary formulations, we can increase our revenue potential further.

Products and Services

Our farm management services include training the farmers on the correct protocols and methodologies and providing ongoing technical assistance during the crop cycle as well as providing inputs such as the seedlings, fertilizers and additives they are required to use.  We apply our services under three business models which we classify as 1) contract farming model, 2) revenue share model and 3) product supply model.

Under the contract farming and revenue share models we do not charge for the services and inputs, but rather our services provide us with a competitive advantage to secure growers who are willing to dedicate their land and resources to grow crops with an expectation of high yielding, high quality crops and guaranteed purchase prices. Under these models we will generate our revenue from the crops that are grown and we only enter into production agreements with growers when there is already a committed buyer for the end crop. Under the contract farming model we will purchase the crop from the grower at a fixed price and sell to our own customer.  Under the revenue share model, the grower already has their own buyer and we will share the revenue.

Under the product supply model we will market our products in combination with technical services to buyers and charge a fee. We believe that this model will contribute a small part of our overall revenue initially until we establish a proven track record and solid reputation for our services and products under the first two models.  We do not expect to focus on providing strictly farm management or technical services for a fee and it is difficult to estimate what we would charge for such services.

To support our farm management services we established a research center in Vietnam on 25 acres of leased land.  We confirmed elite plant varieties, developed propagation techniques, conducted field trials across several provinces, documented local operating procedures and post-harvest techniques, and began trial harvests in March 2012.

We continue to focus on research and development to further evolve and develop new protocols, methodologies and intellectual properties and believe that this will be key to maintain our competitive advantage.

We utilize the contract farming model to produce stevia leaf for our trial harvests and use the stevia extracts to produce our proprietary formulated products, which we are applying under the revenue share model to an aquaculture operation beginning August 2012 and a chili operation beginning October 2012.

In September 2012, we began providing samples of stevia extract to food and beverage companies and we are working closely with local parties in Vietnam and Indonesia to provide technical information in support of the government approval process of stevia as a food ingredient safe for human consumption.  Although we believe that this product line will have growth potential, there is no guarantee that stevia will be approved as a food ingredient in Vietnam and Indonesia.  We expect a government ruling during 2013 by both Vietnam and Indonesia and if the rulings are positive, we expect companies will take another year to plan product launches. We do not expect to incur additional expenses relating to government approval in Indonesia and Vietnam.

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

Location - Currently over 80% of stevia is grown in China and almost all of the high Reb-A variety stevia leaf is being produced in China. China is the center of commercial stevia growing for historical reasons due to its proximity to Japan and Korea, which have historically been the major markets for stevia. Due to its climate, we believe China is likely not the most geographically optimal location to grow stevia, as stevia is sensitive to frost and China typically produces only one or two crops per year, requiring leaf processors to purchase and store sufficient leaf for an entire year of production.

We believe that diversifying the supply chain of stevia leaf would provide several advantages:

•	Incorporating Southern Hemisphere production provides two major growing seasons;
•	Incorporation Equatorial production provides for year round production;
•	Enables better control of leaf quality where major propagation of stevia varieties is controlled;
•	Provides protection against country-specific political, regulatory, disease, and natural disaster risk; and
•	Provides operations closer to end markets.

We believe infrastructure is a major criteria for field site selection and can be especially challenging in developing countries.  In addition, we believe a viable site must have the proper weather and soil that is suitable for plant growth as well as being in a location that satisfies logistical business considerations, such as being easily accessible and in close proximity to a capable labor pool.  It is our belief that access to water can often be a challenge and greatly limits the areas where an irrigation model can be applied.  We believe Vietnam has excellent road infrastructure and our fields are easily accessible by passenger car or lorry and most potential growing areas are located within hours of a major port city. Indonesia has an abundance of low cost labor and land available for acquisition that is suitable for new varieties of stevia that we are breeding and/or acquiring to grow in the equatorial zone.

Land Use and Capital Requirements - As we expand our operations, there are two primary business models available to manage farm operations. The plantation model will involve us controlling the land and assets through lease or purchase arrangements and hiring the necessary workers which will require higher upfront capital cost but enable rigorous control over operations with potentially higher revenue per acre. The contract farm model involves entering into agreements with existing farmers to utilize our agriculture inputs and protocols in order to produce specified crops under contract at negotiated prices. The contract farm model requires lower upfront capital and enables us to more quickly scale over larger areas in those instances where we are able to efficiently manage operations and implement supervisory control.  If successfully implemented, we believe the contract farming model provides the fastest ramp to positive cash flow while also conserving capital.

We are managing our trial harvest stevia farms under the contract farming model and plan to continue using this model.

Under the revenue share model the grower owns, leases or contracts the land and we provide our farm management services and products as part of the agriculture inputs and then we share the revenue.  This does not require us to have any obligations or liability for land and enables us to expand rapidly and maximize revenue by leveraging existing operations with minimal capital commitment.

We intend to scale the use of our formulated products using both the contract farm model and revenue share model which we started implementing in August of 2012.  We will initially work on projects with our joint venture partner.

Labor and Research and Development - Our initial research and development funding was used to establish our research center and engage specialists who have secured elite plant varieties, culled the original planted varieties, developed propagation techniques, conducted field trials, documented local operating procedures and developed post-harvest techniques.  We target spending approximately fifteen percent of our operating expense budget towards research and development to continue improving and develop new intellectual properties.

Financial - The value of the stevia leaf fluctuates based on supply and demand and the quality of the leaf.  Wide seasonal variances on the open market are common and can make long-term planning difficult.  Because we have entered into a long-term supply contract with a leaf buyer and we are growing elite strains, we believe our prices will be more stable and predictable and we will be able to plan our growth and commit to large contract growers.  In addition, buyers of leaf pay a substantial premium for high quality leaf.  This places strong economic value on our intellectual property, including our elite stevia strains, and our farm management solutions.

Current contracted selling price for leaf that meets the minimum standards is set at a fixed price. Leaf exceeding the minimum standards will receive a premium for which the benchmarks and price tiers will be reviewed each year based on comparative market leaf quality and supply and demand.

Historically, leaf that produced 13% TSG and 70% Reb-A was purchased at a premium. Elite strains can potentially deliver TSG well above 12% and Reb-A above 80% providing significant economic advantage. Minimum standards require a TSG of 12% or more, Reb-A to be at least 60% of TSG, maximum of 5% impurities and a maximum moisture content of 10%. During the refining process, the net yields of usable extract will be slightly lower.

Our Key Contracts and Relationships

Growers Synergy

Effective November 1, 2011, we engaged Growers Synergy Pte Ltd, a regional farm management services provider (“Growers Synergy”), to provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years at a cost of $20,000 per month. In addition, Growers Synergy will enter into an agreement to purchase from us all the non-stevia crops produced at the farms for which they are providing management services.

We believe that the relationship with Growers Synergy will provide us with a strategic advantage and potential synergistic partnership by providing us with guaranteed off-take agreements for agriculture crops other than stevia, which will be produced as part of inter-cropping practices to maintain optimal soil conditions for stevia farming. Growers Synergy will work with us and our technology partner, Tech-New Bio-Technology, to combine the agronomy protocol with the farming models. Models and their related protocols will be commercially field tested during the first two years working with the provincial and national programs and establishing 100 Ha of field trials.

A local farm management service, such as Growers Synergy, is critical to assist us in training local teams with the documented protocol sufficient to scale to 1,000 Ha to create a turnkey project. Our goal, after two years, is to be vested with fully documented protocols, local teams of trained staff capable of supporting the scale up to 1,000 Ha and farmers communities that are capable of growing stevia and other crops. To help us achieve this Growers Synergy will provide the necessary resources and assign staff to fill certain managerial and support staff positions.

Tech-New Bio-Technology

In March 2012, we entered into both a Supply Agreement and Cooperative Agreement with Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology (“TechNew”). TechNew is a developer and manufacturer of hi-tech biotechnology products which offers a series of specialized ecological fertilizers, microbiological preparations and management systems for the agriculture and aquaculture industry as well as technologies for the extraction and refinement of high purity stevia. Under the terms of the Supply Agreement, we are able to sell dry stevia plant product exclusively to TechNew including all leaf and stem for a term of five years with an option to renew for a further four years with the price to be negotiated by the parties on a yearly basis to reflect changes in the specifications and market price. During the first two years TechNew is obligated to purchase all of our production with quantity to be negotiated from the third year onwards. Under the terms of the Cooperative Agreement, we agreed to explore potential technology partnerships with TechNew, with the intent to formalize a joint venture to pursue promising technologies and businesses. These include the inclusion of stevia extracts in its current product formulations for use in agriculture and aquaculture applications including fertilizers and feed.

Through our cooperative agreement with TechNew, we will also explore a potential relationship to integrate extraction and refining technology to produce high purity Reb-A and other steviol glycosides for the consumer market. We believe that vertically integrating our technologies for both commercial and consumer products may provide advantages of a diversified market, but we do not intend to enter the consumer market with a finished product. It is our goal to develop core strengths in farm management and developing technologies for production and post harvest processes, and we believe that the consumer market is extremely competitive.

We supplied leaf to TechNew from our trial harvests and all of the leaf we have supplied has been used to produce products formulated with stevia extract. It is our intention to apply as much leaf as possible towards producing the higher value added products rather than sell the leaf as a commodity under the supply contract.

TechNew Technology Limited

On July 5, 2012, our wholly-owned subsidiary, Stevia Asia entered into a Cooperative Agreement with Technew Technology Limited (“Technew Technology”), a company incorporated under the companies ordinance of Hong Kong, and Zhang Ji, a Chinese citizen (together with Technew Technology, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to be owned 70% by Stevia Asia and 30% by Technew Technology (the “Joint Venture”), through the entity Stevia Technew Limited. The Joint Venture will allow us to further explore potential stevia commercial applications, which we would integrate into our farm management services and our own stevia production.

Independent Grower Relationships

We plan to develop a network of partner growers who we can market our production methods and technologies to and who will also help supply us with the stevia product necessary to fulfill our supply obligations. To date we have entered into initial purchase agreements for stevia under the contract farming model where we provide the seedlings, fertilizer additives, protocols and technical supervision with an obligation to purchase the stevia leaf at a fixed price per ton and the grower is responsible for the land, labor and all other inputs.  The agreements are reviewed annually to negotiate price and quantity for the subsequent renewal year to reflect changes in specifications, market prices and demand.  We have also entered into revenue share agreements with growers where we provide our proprietary feed or fertilizer additives and farm management services in return for a share of the revenue.  These agreements are reviewed each growing/harvest cycle with renewal terms to be negotiated and confirmed for each subsequent cycle.

Our Farm Management Services and Intellectual Property

Our objective is to provide a full spectrum of farm management services to manage our contract farms, service industry growers and provide for optimal production. To achieve this objective, our focus is on intellectual property development and continued development and improvement of cultivar varieties for intended growing sites, propagation protocol, cultivation technology including an intercropping system and regional adaptability test, and post-harvest and refinery processes.

We are also continuing to develop and improve local SOP (standard operating procedures) manuals specific to each growing location and plant variety, which document the proper use of all inputs including a proprietary crop production system that we believe is more efficient and cost effective than traditional methods. We believe these customized operating manuals will result in advanced propagation and growing techniques that can improve the quality and efficiency of a variety of crops.

We are also developing a wide portfolio of highly efficient and environmentally friendly crop nutrition products. These products are performance minerals, plant phyto-chemicals, functional nutrients and microbial formulations. All products are derived from natural sources and can be used as sustainable agriculture solutions and/or for organic farming.  While it is our intent to develop the foregoing highly efficient and environmentally friendly crop nutrition products, there is no guarantee we will be successful in developing such a portfolio of products.

We are still developing protocols regarding stevia production and we plan to provide a wide spectrum of agricultural consulting and solutions for stevia growers, including:

TechNew Suite of Products - through our technology partner, TechNew, we are able to contract manufacture the extraction and refinement of high purity stevia and we acquired their formulas for using stevia extract in feed and fertilizer applications. We have also entered into a joint venture with Technew Technology to further explore potential stevia commercial applications, which we would integrate into our farm management services and our own stevia production.

Elite Germplasm - high performance mother stock suitable for varied regions and environment.

Advanced Propagation Techniques - methods that are efficient, more cost effective, and produce a higher quality plant.

To date we have not filed patents or registered trademarks and we do not license any of our technologies.  We previously had a license arrangement with Agro-Genesis, however, such license was cancelled when we partnered with TechNew.

Our Competitive Advantage

We believe our intellectual property suite that we are developing and our ability to serve across a wide spectrum of agricultural consulting and solutions will provide us with a competitive advantage against our competitors.

We also believe our intellectual property, particularly our fertilizers and feed additives and other input products used in our protocols, have the potential to create a dedicated customer base because the protocols once implemented on a farm call for continual use of our fertilizers and feed additives and other products as a mandatory production input. We believe this long-term customer relationship can enable us to create a substantial barrier to entry to potential new competitors, while at the same time providing networking benefits that could further propagate our business.

Our ability to fully develop our suite of products and apply them to a customer base is dependent on our ability to raise sufficient capital to fund our business operations.

Market Trends

The original products launched that used stevia were zero calorie beverages. Subsequent product launches included a blend of sugar and stevia that advertised reduced calories. Stevia is now used across 38 categories of food and beverages with most of the applications involving a blend of sugar and stevia for a reduced calorie product using all natural sweeteners.

Our Properties

Our primary focus is on providing farm management services to our contract growers. We have acquired two grower supply contracts and three nursery fields in Vietnam. More than twenty fields have been established in five provinces in the northern half of Vietnam with a total propagation of 100 Ha (250 acres).

The provincial locations include Hanoi, Bac Giang, Hai Duong, Hoa Binh and Nghe An.

On December 14, 2011 we entered into a land lease agreement with Stevia Ventures Corporation, one of our Suppliers, and Vinh Phuc Province People’s Committee Tam Dao Agriculture & Industry Co., Ltd (“Vinh Phuc”) whereby Stevia Ventures Corporation leased 10 Ha (25 acres) of land over 5 years and we developed a research facility that will also serve as a propagation center for farms located in the surrounding provinces and particularly those serving the provincial and national sponsored projects.

To better service multiple farms located across the many provinces stretching from north central Vietnam to the Chinese border, we will utilize the greenhouse facilities of our local grower partners in a decentralized model that more efficiently addresses the logistical challenges presented by the contract farming model. It is assumed that the commercial fields will be scaled by stem cutting and we will provide the seedlings to the growers as one of the inputs.

In addition to our Vietnam operations, in April 2012, we established a 1 Ha (2.5 acres) initial field trial in Indonesia which utilizes our intercropping model.

We lease office space with Leverage Investments, LLC, an entity owned and controlled by our President, for $500 per month on a month-to-month basis since July 1, 2011.

Regulation

Stevia extracts may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products, in a wide range of countries, including almost all major markets, and as a dietary supplement in others.  Clinical studies have supported the safety and stability of stevia’s various high purity compounds used in food and beverages. There is no documented health threat.

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

In July 2010 the FDA issued GRAS clearance for PureCircle’s high purity SG95 stevia product which opened up opportunities for many more applications as well as more cost effective solutions.

In November 2011, the European Union cleared stevia for use as a food additive in its twenty seven member states.

Further regulatory clearances were secured for Reb-A in Switzerland confirming the growing regulatory support for high purity stevia. Presently in Canada stevia extracts are permitted for use only as a dietary supplement.

Our proprietary fertilizer and feed additive products are approved for use in China and Vietnam and we have started using them in commercial operations.  All of the ingredients in the products are natural compounds and are approved by the major developed countries, but registration of the products will be required in each country before importation is allowed.

Foreign Currency Exchange Rate

The Company expects that international revenues will account for a majority of our total revenues.  Our international operations expose the Company to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries will generally be denominated in the functional currencies of the local countries.  For example, revenues derived from the People’s Republic of China (“PRC”) will be denominated in Renminbi, or RMB.

Our statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenues, operating expenses and net income for our business.  Similarly, our revenues, operating expenses and net income will increase if the United States dollar weakens against foreign currencies.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity.  In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.

China – The Company expects to derive revenue from China.  Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Foreign Exchange (“SAFE”), and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from the SAFE or its local counterpart for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by the SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.  The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions.  Since July 2005, the RMB has no longer been pegged to the U.S. dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because some of our revenue is expected to come from China, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese derived revenue are translated from local currency into U.S. dollar upon consolidation.  Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

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

Country	Type of Approval

North America
USA	Food additive
Canada	Dietary supplement
Mexico	Food additive
Latin America
Argentina	Food additive
Brazil	Food additive
Chile	Food additive
Colombia	Food additive
Ecuador	Food additive
Paraguay	Food additive
Peru	Food additive
Uruguay	Food additive
Venezuela	Food additive

Asia Pacific
Australia	Food additive
Brunei	Food additive
China	Food additive
Hong Kong	Food additive
Indonesia	Food additive
Japan	Food additive
Malaysia	Food additive
New Zealand	Food additive
Singapore	Food additive
South Korea	Food additive
Taiwan	Food additive
Thailand	Food additive
Vietnam	Dietary supplement
Europe
Austria	Food additive
Belgium	Food additive
Bulgaria	Food additive
Cyprus	Food additive
Czech Republic	Food additive
Denmark	Food additive
Estonia	Food additive
Finland	Food additive
France	Food additive
Germany	Food additive
Hungary	Food additive
Ireland	Food additive
Italy	Food additive
Latvia	Food additive
Lithuania	Food additive
Luxembourg	Food additive
Malta	Food additive
The Netherlands	Food additive
Poland	Food additive
Portugal	Food additive
Romania	Food additive
Slovakia	Food additive
Slovenia	Food additive
Spain	Food additive
Sweden	Food additive
Switzerland	Food additive
Russia	Food additive
United Kingdom	Food additive

We cannot predict the effect of future developments in the legal systems of developing countries, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the superior government.  These uncertainties may limit legal protections available to us.

Marketing

We believe it is important to educate the local governments and farmer communities on the merits of stevia becoming a new commercial crop and its potential as a new economic stimulus for rural farmers. Our President, Mr. George Blankenbaker, and our local partner have been conducting talks and training sessions for more than three years in Vietnam and have fostered local support at many levels. To support the farmer’s transition to stevia farming and provide an opportunity to showcase the stevia opportunity to farmers’ communities, the Vietnam government provided financial support at both the provincial and national level to plant 20 Ha (50 acres) and 50 Ha (125 acres) respectively, both of which were completed in 2012. The fields were small plots located in several villages and served as demonstration fields and stepping stones to gain wide support from growers in several villages.

We have entered into formal cooperative agreements with several local institutes, including the National Institute of Medicinal Materials in Hanoi and the Agricultural Science Institute of Northern Central Vietnam. The terms of these agreements generally provide that we will provide stevia seedlings and other products and services, at prices and in quantities as will be mutually agreed by the parties, at the clients’ nurseries and provide the clients with off-take agreements for crops produced using our systems.  As part of our services, we provide technical assistance to assure the clients adhere to our established growing protocols.  We also agree to work cooperatively with the clients on research projects relating to stevia development, the cost of such projects to be shared between the parties as may be mutually agreed.  These agreements provide local technical assistance for our grower partners and also provide additional credibility when our grower partners present the stevia opportunity to the local farmers’ communities.

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

In connection with commercial opportunities for stevia derived products, we intend to develop a mark that can be applied to a buyer’s brand which would signify premium quality stevia-derived products.

Currently our marketing efforts are focused on facilitating governmental approval of stevia by providing local parties and government officials with required information and data to help them advance the process. We are also focused on educating our growers on our new proprietary formulations.  These efforts are more administrative in nature and we do not currently anticipate a need for a large marketing budget to support current operations.

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

Therefore, we believe that the most likely threat to stevia growers will come from alternative “natural” methods to produce stevia extracts that obviate the need to farm stevia, such as fermentation-derived stevia.

A fermentation-derived stevia ingredient can be produced in a lab where low cost plant materials are converted into sweet steviol glycosides through controlled fermentation methods that duplicate the natural biochemical pathways that are involved in the natural production of the sweet components of the stevia leaf and would still meet the requirements to be classified as a “natural” ingredient and when done at volume could potentially be produced more economically than the farming method and without impurities.

Major known companies that are progressing down this track include Evolva Holding SA of Switzerland who acquired San Francisco based Abunda Nutrition, Inc., Blue California of Rancho Santa Margarita, California, and Stevia First Corporation of Yuba City, California.

There are four areas on which we will focus to reduce the risk and/or impact of alternative methods of stevia ingredient production.

1.
Increase farming efficiencies . The more efficient and scaled farming becomes, the higher the economic hurdle will be for other methods of production. We believe that our intellectual property and continued research and development activities will allow our farms and those of our customers to increase efficiencies, decrease cost of production and produce better quality leaf.

2.
Intellectual Property Protections. We have a strong focus on developing protectable intellectual property which we believe should create barriers to entry and protect our methodologies. Additionally, where applicable we will continue to consider the acquisition of potentially synergistic intellectual property.

3.
Crop Diversification. Our farm management infrastructure and the majority of our intellectual property is applicable to most crops providing us with the flexibility to diversify our crops and the customer base for our farm management solutions.

4.	Product Diversification . We will explore additional markets and uses for stevia and seek to acquire technology to diversify its applications.

Commercial Product Alternatives

Small regional companies in Japan, China, and South Korea have been producing commercial stevia products for several years, focusing on their local markets. We believe with the awareness of stevia on a global scale, this will provide an opportunity to develop a large commercial market. Once the market reaches critical mass, large companies will likely enter the market.

We intend to protect our market by positioning ourselves as both the primary provider of raw extract to companies as well as establishing our own vertical markets utilizing our farm management core competency to contract farm using our commercial stevia products.

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

Summary Plan of Operation

The following table provides our current and intended plan of operation, including our goals, estimated costs and timelines in connection with our aim of expanding our operations to provide farm management services and products in China, Vietnam and Indonesia.  There can be no assurance that our plan of operation and goals will be accomplished on the timelines set forth below, at the costs noted, or at all.

Goals	Status	Requirements	Timeline	Estimated Budget

Build elite strains of Stevia	Completed (Continue Improving)	-	Ongoing	*
Develop Intellectual Property	Completed (Continue Improving)	-	Ongoing	*
Develop Farming Protocols	Completed (Continue Improving)	-	Ongoing	*
Develop Operating Manuals	Completed (Continue Improving)	-	Ongoing	*
Conduct Product Testing	Initiated and continuing	Adequate working capital	Ongoing	$250,000
Vietnam stevia trial harvest	Achieved 250 Acres	Assess results end of 2012	Jan. 2013	-
Indonesia stevia trial harvest	Established 2.5 acre of test plots	Adaptation of Elite Strains	2013 - 2014	$240,000
Feed Product approvals	Approved in Vietnam & China	Register in other countries	by 2014	negligible
Fertilizer Product approvals	Approved in Vietnam & China	Register in other countries	by 2014	negligible
Stevia ingredient approvals	Pending Approval in Vietnam & Indonesia	Provide Technical Data	2013 (est)	negligible
Hire Additional Full Time Staff	Staff are Identified	Adequate working capital	2013 (est)	$50,000/month
Increase revenue by expanding farm management operations under joint venture with Technew	Begun in August 2012	Adequate working capital	2013 (est)	$3,000,000 **

*   These goals have initially been completed but improvements are ongoing and the costs will depend on opportunities to make such improvements as they arise.
** This is what the Company is targeting through a combination of revenue generation and external financing.

ITEM 1A— RISK FACTORS

With the exception of historical facts stated herein, the mattersdiscussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Stevia Corp. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. We are a development stage company. Stevia is still a relatively new product in the sweetener marketplace and it has historically not been commercially grown in Vietnam or many of our other target locations. Both the continued growth of the stevia market in general, and our ability to introduce commercial development of stevia to new regions, face numerous risks and uncertainties. In particular, we have not proven that we can produce stevia in a manner that enables us to be profitable and meet manufacturer requirements, develop intellectual property to enhance stevia production, develop and maintain relationships with key growers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have incurred significant losses and our auditors have expressed uncertainty about our ability to continue as a going concern.

Our auditors have expressed uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $4,359,415.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate additional revenue or receive additional investment in the Company to continue operations. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing stockholders.

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

The industries within which we compete, including the sweetener industry and the fertilizer and feed industries, are highly competitive with companies that have greater capital resources, facilities and diversity of product lines. Additionally, if demand for stevia continues to grow, we expect many new competitors to enter the market as there are no significant barriers to stevia production. More established agricultural companies with much greater financial resources which do not currently compete with us may be able to easily adapt their existing operations to production of stevia. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our services or that competition in the industry will not lead to reduced prices for the stevia leaf. Our competitors may also introduce new non-stevia based low-calorie sweeteners or be successful in developing a fermentation-derived stevia ingredient or other alternative production method which could also increase competition and decrease demand for stevia-based products.

Inability to protect our proprietary rights could damage our competitive position.

Our business will be heavily dependent upon the intellectual property we develop or acquire. Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We will rely on patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

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

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and disruptive of a company’s management’s attention, and in any event may not lead to a successful result relative to the resources dedicated to any such litigation.

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

Even if we are able to develop, manufacture and obtain any regulatory approvals and clearances necessary for our technologies and methods, the success of such services will depend upon market acceptance. Levels of market acceptance for our services could be affected by several factors, including:

•	the availability of alternative services from our competitors;
•	the price and reliability of the our services relative to that of our competitors; and
•	the timing of our market entry.

Additionally, our intellectual property must keep pace with advances by our competitors. Failure to do so could cause our position in the industry to erode rapidly.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we will rely significantly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

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

Our business model relies on the assumption that we will be able to develop methods and protocols, secure valuable plant strains and develop other intellectual property for stevia farming that will be attractive to both stevia growers and manufacturers. We spent $383,360 for this purpose as of March 31, 2013 and issued 3,000,000 shares to acquire intellectual property related to stevia and we estimate spending approximately fifteen percent of our operating expense budget to continue developing and improving this intellectual property portfolio. If we are unable to secure such intellectual property or if our methods and protocols do not gain acceptance among growers or manufacturers, our intellectual property will have limited value. A number of factors may affect the market acceptance of our products and services, including, among others, the perception by growers of the effectiveness of our intellectual property, the perception among manufacturers of the quality of stevia produced using our intellectual property, our ability to fund marketing efforts, and the effectiveness of such marketing efforts. If such products and services do not gain acceptance by growers and/or manufacturers, we may not be able to fund future operations, including the expansion of our own farming projects and development and/or acquisition of additional intellectual property, which inability would have a material adverse effect on our business, financial condition and operating results.

Any failure to adequately establish a network of growers and manufacturers will impede our growth.

We expect to be substantially dependent on manufacturers to purchase the stevia produced both at our own farms and at those of our customers. We have entered into a supply agreement with a manufacturer and two purchase agreements with growers and are in the process of establishing a network of growers to produce stevia using the methods and protocols we are developing. The relationship with this manufacturer and its perception of the stevia produced using our farm management services will determine its willingness to enter into purchase contracts with us and our customers on attractive terms. Our ability to secure such contracts will influence our attractiveness to growers who are potentially interested in partnering with us. Achieving significant growth in revenue will depend, in large part, on our success in establishing this production network. If we are unable to develop an efficient production network, it will make our growth more difficult and our business could suffer.

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

We intend to significantly expand the scope of our farming operations and our research and development activities in the near term. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, growers and partners; and
•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

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

Our future success depends substantially on the continued services of our executive officers, especially our President and director, Mr. George Blankenbaker. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our engagement of Growers Synergy Pte Ltd. may represent a potential conflict of interest.

We have engaged Growers Synergy Pte Ltd, a regional farm management services provider, to provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years.  During the fiscal year ended March 31, 2012, Growers Synergy received $180,000 for consulting services rendered to the Company and during the fiscal year ended March 31, 2013, Growers Synergy received $240,000 for consulting services rendered to the Company.  George Blankenbaker, our president, director and stockholder is the managing director of Growers Synergy.  Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and Mr. Blankenbaker controls a 49% interest in Growers Fresh.  As a result, there is a potential conflict of interest on Mr. Blankenbaker’s role in the Company and Growers Synergy and such potential conflict could materially affect the terms of any engagement entered into by the Company and Growers Synergy.  Such terms, if not negotiated at arms length may not be in the best interest of the Company and our stockholders.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of December 31, 2012, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in  Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of the quarter ended December 31, 2012, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
•
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

RISKS RELATED TO DOING BUSINESS IN VIETNAM AND OTHER DEVELOPING COUNTRIES

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

We cannot predict the effect of future developments in the legal systems of developing countries, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government’s decisions by the superior government.  These uncertainties may limit legal protections available to us.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $4.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect stockholders’ investments.

Although our common stock is quoted on the OTCQB under the symbol “STEV”, there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Stockholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock”, such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and stockholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

If the Company’s outstanding warrants are exercised it will result in the dilution of our existing stockholders.

On May 3, 2013, the Company issued three warrants in the amounts of 1,877,333, 1,066,666 and 2,346,666 and with exercise prices of $0.20, $0.25 and $0.25 per share, respectively, and each with a five year term (collectively the “Warrants”), in consideration for the immediate exercise by the holder of certain previously issued and outstanding warrants of the Company.  Although the Company has a call right with respect to certain of the Warrants, the Company may not be financially capable of exercising such call right or may otherwise choose not to do so, and therefore the Company may not control if and when the Warrants are exercised.  The exercise of the Warrants would result in dilution to our existing stockholders and could contribute to a reduction in the market price of the outstanding shares of our common stock.

ITEM 1B— UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our international corporate office is located at 14 Chin Bee Road, Singapore 619824. We also maintain an office in Vietnam at No. 602, CC2A, Thanh Ha‘s building, Bac Linh Dam, Hoang Mai district, Hanoi, Vietnam and in Hong Kong, at 19/F Kam Chung Comm Bldg 19-21, Hennessy Rd, Hong Kong and in the United States, at 7117 US 31 South, Indianapolis, IN 46227.

We have also developed a research facility on 10 Ha (25 Acres) of land leased by Stevia Ventures Corporation and have prepaid the first year lease payment of $30,000 and the six month lease payment of $15,000 as security deposit.

ITEM 3 — LEGAL PROCEEDINGS

None.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

 Our common stock is quoted on the Over the Counter Bulletin Board under the symbol STEV.

The following is the range of high and low bid prices for our common stock for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 2013	High	Low
First Quarter (June 30, 2012)	$1.69	$.75
Second Quarter (September 30, 2012)	$0.83	$0.26
Third Quarter (December 31, 2012)	$0.341	$.101
Fourth Quarter (March 31, 2013)	$0.41	$0.146

Fiscal Year Ended March 31, 2012	High	Low
First Quarter (June 30, 2011)	$1.60	$.25
Second Quarter (September 30, 2011)	$1.00	$.85
Third Quarter (December 31, 2011)	$1.05	$.56
Fourth Quarter (March 31, 2012)	$2.75	$.667

Stockholders

As of July 2, 2013, there were 68,408,968 shares of common stock issued and outstanding held by nine stockholders of record (not including street name holders).

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

Unregistered Sales of Equity Securities

Stock Issuance for Services

On April 30, 2013, the Company issued 1,000,000 shares of our common stock (the “Mountain Sky Shares”) to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services rendered by Mountain Sky.  500,000 of the shares vest at the time of grant, and 500,000 vest on the one year anniversary of the date of grant.

The issuance of the Mountain Sky Shares was conducted in reliance upon Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the “Securities Act”).

Convertible Promissory Notes

On February 26, 2013 we raised an aggregate of $350,000, from the proceeds of convertible notes.  Additionally, on March 15, 2013, we issued a convertible promissory note in the aggregate principal amount of $220,438.36 in exchange for the cancellation of an outstanding promissory note in the principal amount of $200,000 issued March 7, 2012 (collectively, the "Notes").

The Notes were each based upon our standard form of promissory note, accrue interest at the rate of twelve percent per annum simple interest, and the principal balance of each Note and any accrued interest thereon is convertible into our common stock at a price per share of $0.25.

In connection with the issuance of the Notes, we issued to each investor a warrant to purchase such number of shares of common stock as is equal to four times the principal amount of their Note (the “2013 Warrants”).  The 2013 Warrants have a three year term and an exercise price of $0.25 per share.

The issuances of the Notes and the 2013 Warrants were conducted in reliance upon Regulation S of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), to investors in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), based upon representations made by such investors.

ITEM 6 — SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company.  We generated revenues during the 2013 fiscal year.  We expect our primary sources of revenue will be (i) providing farm management services, which will provide protocols and other services to agriculture, aquaculture, and livestock operators, (ii) the sale of inputs such as fertilizer and feed to agriculture, aquaculture and livestock operators, (iii) the sale of crops and seafood produced under contract farming and (iv) the sale of products derived from the stevia plant.

During the past fiscal year, we have completed our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Vietnam day-to-day operations. We have also begun to explore commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited (“TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the “Cooperative Agreement”) through our subsidiary Stevia Asia Limited (“Stevia Asia”), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the “Joint Venture”). Pursuant to the Cooperative Agreement Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia’s financial capabilities.

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

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included herein. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Financial Condition as of March 31, 2013

We reported total current assets of $615,579 at March 31, 2013 consisting of cash of $424,475, accounts receivable of $158,008 and prepayments and other current assets of $33,096.  Total current liabilities reported of $1,457,531 included accounts payable of $948,073 and convertible notes payable of $357,700.  We had a working capital deficit of $1,033,056 at March 31, 2013.

Stockholders’ Equity/Deficiency went from a deficiency of $790,445 at March 31, 2012 to equity of $250,607 at March 31, 2013.  This change is due primarily to an increase in additional paid in capital from $1,474,751 as of March 31, 2012 to $4,760,624 as of March 31, 2013.

Cash and Cash Equivalents

As of March 31, 2013, we had cash of $424,475.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended March 31, 2013

For the fiscal year ended March 31, 2013, we incurred a net loss of $2,035,864.

Revenues

Our revenues during the fiscal year ended March 31, 2013 totaled $2,168,093, compared to $1,300 in the fiscal year ended March 31, 2012.  This increase in revenue was the result of the Company successfully completing its first commercial trials of stevia production in Vietnam.

Cost of Revenues

Cost of revenues during the fiscal year ended March 31, 2013 totaled $2,617,381, compared to $711,246 during the fiscal year ended March 31, 2012.  The largest components of our cost of revenues are farm produce, which was $1,789,034 and farm management services – related parties, which was $712,550.

Gross Margin

Gross margin for the fiscal year ended March 31, 2013 was negative $449,288, compared to a negative $709,946 for the fiscal year ended March 31, 2012.  The decrease was attributable to the significant increase in revenues during the fiscal year ended March 31, 2013.

General and Administrative Expenses, Salary and Compensation and Directors’ and Professional Fees

General and administration expenses for the fiscal year ended March 31, 2013, amounted to $412,409 compared to $113,742 in the fiscal year ended March 31, 2012.  Salary and compensation expenses amounted to $190,549, directors’ fees amounted to $375,000 and professional fees amounted to $454,958 in the fiscal year ended March 31, 2013.

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

Liquidity and Capital Resources

As at March 31, 2013 we have $424,475 in cash and $1,457,531 in current liabilities.  As at March 31, 2013, our total assets were $2,194,251 and our total liabilities were $1,943,644.  We had a working capital deficit of $1,033,056 at March 31, 2013.

During the year ended March 31, 2013, we funded our operations from the proceeds of private sales of equity and convertible notes and operating revenues.  During the year ended March 31, 2013, we generated revenues of $2,168,093 and we raised $892,289 from the sale of common stock, net of costs, and an aggregate of $550,000 from the issuance of convertible promissory notes.

As of March 31, 2013, convertible promissory notes in the aggregate principal amount of $770,438 remained outstanding.  In connection with the issuance of such notes, we issued to the investors warrants to purchase an aggregate of 2,281,753 shares of common stock at a price per share of $0.25.

In July, 2012 outstanding convertible promissory notes in the principal amount of $500,000 were converted into an aggregate of 634,193 shares of our common stock.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Financing Stockholders”) to raise $500,000 in a private placement financing (the “Offering”). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders:  (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000.  Garden State Securities, Inc. (“GSS”) served as the placement agent for such equity financing.  Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration  for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and (ii) issue to GSS  or its  designee,  a warrant  to  purchase  up  to  85,333  shares  of  the  Company's  common  stock representing  8% of the shares sold in the Offering)  with an exercise price of $0.6405  per  share and a term of five (5) years.

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

Subsequent to the fiscal year ended March 31, 2013, on May 3, 2013, in consideration for the immediate cash exercise of outstanding warrants to purchase 853,333 shares of common stock of the Company at a price per share of $0.20, the Company issued to such investor three new warrants in the amounts of 1,877,333, 1,066,666 and 2,346,666 and with exercise prices of $0.20, $0.25 and $0.25 per share, respectively, and each with a five year term (collectively the “Warrants”).  The Warrant to purchase 1,877,333 shares of common stock is subject to a right of repurchase by the Company upon the satisfaction of certain conditions, at a price of $0.001 per Warrant share.  The Warrant to purchase 2,346,666 shares is only exercisable upon the investor’s exercise in full of the warrant to purchase 1,877,333 shares.  A registration statement was filed with respect to the shares of common stock underlying the Warrants on May 21, 2013.  We will not receive any proceeds from the sale of those shares of common stock.  We may, however, receive gross proceeds of up to $1,228,799.60 upon the cash exercise of the Warrants.  Any such proceeds we receive will be used for working capital and general corporate matters.

We do not expect that our revenues from operations will be wholly sufficient to fund our operating plan, so we are currently seeking further financing and we believe that, along with our revenues, will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia through our research programs, as well as our ability to develop and manage our own crop and aquaculture production operations.  These planned research and agricultural development activities require significant cash expenditures.  We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to expand our business as desired.  As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  In addition, the terms of the Securities Purchase Agreement contain certain restrictions on our ability to engage in financing transactions. Specifically, the Securities Purchase Agreement prohibits us from engaging in any issuance of Common Stock for a period of 90 days after the effective date of the Securities Purchase Agreement, and for a period of two years thereafter, contains additional restrictions on certain types of financing transactions. The Securities Purchase Agreement contains carveouts to such financing restrictions for certain exempted transactions including (i) issuances pursuant to a stock option plan, (ii) securities issued upon the conversion of outstanding securities, (iii) securities issued pursuant to acquisitions or other strategic transactions, (iv) up to $500,000 in stock and warrants on the same terms as set forth in the Securities Purchase Agreement, and (v) securities issued pursuant to the Southridge Equity Purchase Agreement.  The terms of the Equity Purchase Agreement with Southridge also contain a prohibition on us entering into any equity line of credit with terms substantially comparable to the Equity Purchase Agreement for a period of 36 months following the date of such Equity Purchase Agreement, without Southridge’s consent.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2013, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, and accrued interest, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and March 31, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in August 2012 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

It is not, however, practical to determine the fair value of advances from president and significant stockholder, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, acquired technology, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels and gross margins.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products or services, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

From time to time, the Company may employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the fiscal year ended March 31, 2013 or 2012.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

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

Beneficial Conversion Feature

When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Stevia Technew Limited, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Stevia Technew Limited. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

Non-refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities

The research and development arrangements usually involve specific research and development projects.  Often times, the Company makes non-refundable advances upon signing of these arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of non-derivative option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of non-derivative option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or for the period from April 11, 2011 (Inception) through December 31, 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2013	For the Period from April 11, 2011 (inception) through March 31, 2012

Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	3,000,000	6,000,000

Sub-total Make Good Escrow Shares	3,000,000	6,000,000

Convertible Note Shares

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and all the accrued unpaid interest for a total amount of $220,438 with interest at 12% per annum due on September 30, 2013 with the conversion price is $0.25 per share.
	881,752	-

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000.	426,667	-

On February 26, 2013 , the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, with interest at 12% per annum due on September 30, 2013 with the conversion price at $0.25 per share	1,400,000	-

Sub-total Convertible Note Shares	2,708,419	-

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to the investors (the “investors warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance. On February 26, 2013, the new warrants issued triggered a reset of the above warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted accordingly.
	2,951,424	-

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, 1,400,000 shares in the aggregate, of the Company’s common stock to two notes holders in connection with the issuance of convertible notes.	1,400,000	-

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753

Sub-total Warrant Shares	5,233,177	-

Total potentially outstanding dilutive common shares	10,941,596	6,000,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013 pursuant to Exchange Act Rule 13a-15.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)
We did not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

George Blankenbaker	48	Director, President, Secretary and Treasurer

Dr. Pablo Erat	42	Director

Rodney L. Cook	60	Director

The information below with respect to our directors includes such director’s experience, qualifications, attributes, and skills that led us to the conclusion that they should serve as directors.

George Blankenbaker – President, Secretary, Treasurer and Director

Mr. Blankenbaker became our President, Secretary, Treasurer and Director in June, 2011.  Since November 2008, Mr. Blankenbaker has been leading the development of high Reb-A stevia farming in Vietnam.  Mr. Blankenbaker was raised on a farm and became involved in large scale commercial agriculture in 2002 when he began working with the Agri-Food Veterinary Authority of Singapore (AVA) to provide strategically important food supplies to Singapore and has extensive experience managing agriculture projects in South East Asia.  Mr. Blankenbaker received a Bachelors of Science in Business Finance from Indiana University in 1988, where he also studied Asian Political Science.  Mr. Blankenbaker’s recent activities and experience in Vietnam have laid the groundwork for the Company’s current business strategy, and his in-depth knowledge of such matters are invaluable to our Board of Directors.

Dr. Pablo Erat - Director

Dr. Erat was elected to our board of directors on October 4, 2011.  Since January 2009, Dr. Erat has served as CEO of Pal & Partners AG, a Swiss-based group domiciled in Zug with offices in Zurich and Mumbai and with a focus on the Indian agriculture industry. Prior to joining Pal & Partners AG, in 2008 Dr. Erat served as a consultant to corporations and start-up companies in various industries to assist in the development and implementation of innovative strategies. In April 2001, he co-founded Executive Insight, a strategy consulting firm and in January 2003, he co-founded DocsLogic, a company specialized on the development of knowledge applications, where he remained through 2007. Dr. Erat is also Assistant Professor at the ETH Zurich and regularly delivers speeches and workshops on strategic management principles for educational and business communities. Dr. Erat received a Doctorate from the University of St. Gallen in Switzerland in June 2003. Dr. Erat’s extensive knowledge and experience working for and advising early stage companies as well as his experience in the agriculture industry will be extremely relevant to the board.

Rodney L. Cook - Director

Mr. Cook was elected to the board of directors on October 6, 2011.  Mr. Cook has an extensive background in agribusiness and is a practicing horticulturist with twenty years experience in grower education, technology transfer from university to field, research and project development. In 2009, he founded Ag-View Consulting, a horticulture and market development consulting firm, where he remained until 2011. From 2008 to 2009, Mr. Cook has served as Chief Executive Officer and President of Naturipe Foods, LLC a multinational partnership of fruit growers. Prior to joining Naturipe, Mr. Cook was with Producer Marketing Company from 1995 to 2008, where he served as Chief Executive Officer and President. Producer Maketing was a grower owned corporation marketing blueberries for a group of growers. Mr. Cook received a Masters of Science, with Honor, in Horticulture from Michigan State University and a Bachelors of Science, with Honor, in Resource Development from Michigan State University. Mr. Cook’s experience in the agriculture industry will provide critical experience and perspective to the Company’s board of directors.

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

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2013 or during the three months ended June 30, 2013.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the Board of Directors.  Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.  Mr. Blankenbaker does not meet the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

In connection with the acquisition of 500,000 shares of our common stock on July 5, 2012, by Growers Synergy Pte Ltd., George Blankenbaker, who may be deemed to be the beneficial owner of such shares, was required to file a Form 4 no later than July 9, 2012.  Mr. Blankenbaker filed the Form 4 on October 18, 2012.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of March 31, 2013, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

On October 25, 2011, the Board of Directors of the Company adopted a Code of Ethics for the Company, establishing a wide range of ethical standards for all directors, officers and employees.  A copy of the Code of Ethics will be provided, without charge, to any person who so requests.  A copy of the Code of Ethics may be requested via the following address or phone number:

Stevia Corp.
7117 US 31 South
Indianapolis, IN 46227
(888) 250-2566

ITEM 11— EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended March 31, 2011 and March 31, 2013.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

George Blankenbaker	2013	$0	$0	$0	$0	$0	$0	$0	$0
President, Secretary, Treasurer, Director (Principal Executive Officer and Principal Financial Officer)	2012	$0	$0	$0	$0	$0	$0	$750,000	$750,000

On June 23, 2011, as a result of the Share Exchange Agreement, the sole shareholder of Stevia Ventures International Ltd. (“Stevia Ventures”) received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Stevia Ventures.  Mr. Blankenbaker, our President and director, was the sole shareholder and officer of Stevia Ventures.  Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which were to be held in escrow pending the achievement by the Company of certain business milestones (the “Escrow Shares”).  On December 23, 2011, 3,000,000 of the 6,000,000 Escrow Shares were earned and released to Mr. Blankenbaker upon achievement of certain business objectives by the Company.  Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

Other than as set forth above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Director Compensation

On October 14, 2011 we issued 1,500,000 shares to each of Rodney L. Cook and Pablo Erat, as newly appointed members of our Board of Directors, as compensation for future services.  These shares shall vest with respect to 750,000 shares of restricted stock for each director on each of the first two anniversaries of the date of grant, subject to the director’s continuous service to the Company.  These shares were valued at $0.25 per share, or an aggregate of $750,000, on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter.

We recorded $187,500 in directors’ fees for the period from April 11, 2011 (inception) through March 31, 2012 and $375,000 in directors’ fees for the fiscal year ended March 31, 2013.

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

Potential Payments Upon Termination or Change-in-Control

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 2, 2013 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)

George Blankenbaker President, Secretary, Treasurer, and Director 6451 Buck Creek Pkwy Indianapolis, IN 46227	12,500,000	(3)	18.27%

Rodney L Cook Director 1720 Medallion Loop NW Olympia, WA 9850	1,500,000		2.19%

Pablo Erat Director Ludretikonerstrasse 53 880 Thalwil Switzerland	1,500,000		2.19%

All Officers and Directors as a Group	15,500,000		22.65%

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

(2)	Based on 68,408,968 shares of our common stock outstanding as of July 2, 2013.

(3)
Mr. Blakenbaker is the beneficial owner of 12,500,000 shares of common stock. Mr. Blakenbaker owns 12,000,000 shares of common stock directly and 500,000 shares of common stock are owned by Growers Synergy Pte Ltd. (“Growers Synergy”). Mr. Blankenbaker is the managing director of Growers Synergy.  Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and the Reporting Person controls a 49% interest in Growers Fresh.  Mr. Blankenbaker may be deemed to be the indirect beneficial owner of the shares held by Growers Synergy under Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). However, pursuant to Rule 13d-4 promulgated under the Exchange Act, Mr. Blankenbaker disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest herein.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the “Management Agreement”) with Growers Synergy Pte Ltd. (“Growers Synergy”), a Singapore corporation owned and controlled by the president and major stockholder of the Company.  Under the terms of the Management Agreement,  the Company engaged Growers Synergy to supervise the Company’s farm management operations, recommend quality farm management  programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization  targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. Growers Synergy will provide services for a term of two (2) years from the date of signing, at $20,000 per month.  The Management Agreement may be terminated by the Company upon 30 day notice.  In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby Growers Synergy agreed to purchase all of the non-stevia crops produced at the Company’s Growers Synergy supervised farms.  On July 5, 2012, the Company issued 500,000 shares of its common stock (the “Growers Synergy Shares”) to Growers Synergy as consideration for services rendered by Growers Synergy to the Company.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliation’s of such person’s immediate family.  Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended March 31, 2013, we had two independent directors on our Board, Dr. Erat and Mr. Cook.  Mr. Blankenbaker is not independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company for the fiscal periods shown.

	March 31, 2013	March 31, 2011
Audit Fees	$35,500	$15,250
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	1,700	0
Total	$37,200	$15,250

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year.   The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements of this report.

(b) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement dated June 23, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
3.1
Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on July 16, 2008 and the Registrant’s Current Report on Form 8-K filed March 9, 2011)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 22, 2011)
10.1	Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.2	Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.3	Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.4	Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.5	Form of Convertible Promissory Note (incorporated by reference to the registrant’s Form 10-Q filed on November 21, 2011)
10.6	Stock Purchase Agreement (incorporated by reference to the registrant’s Form 10-Q filed on November 21, 2011)
10.7	Management and Off-Take Agreement with Growers Synergy Pte Ltd., effective November 1, 2011 (incorporated by reference to the registrant’s Form 8-K filed on October 31, 2011)
10.8	Equity Purchase Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant’s Form 8-K filed on January 30, 2012)
10.9	Registration Rights Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant’s Form 8-K filed on January 30, 2012)
10.10	The Minutes for Land Transferring Agreement for New Crop Plants Variety, dated December 14, 2011 (incorporated by reference to the registrant’s Form 10-Q filed on February 17, 2012)
10.11	Supply Agreement with Guangzhou Health China Technology Development Company Limited, dated February 21, 2012 (incorporated by reference to the registrant’s Form 8-K filed on February 27, 2012)
10.14	Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.15	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.16	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.17	Reset Letter with Anson Investments Master Fund LP, dated May 1, 2013 (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2013)
10.18	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2013)
21	List of Subsidiaries*
31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*
32	Section 1350 Certifications*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA CORP.

Dated: July 15, 2013	/s/ George Blankenbaker
By: George Blankenbaker
Its: President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ George Blankenbaker	President and Director	July 15, 2013
George Blankenbaker	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rodney L. Cook	Director	July 15, 2013
Rodney L. Cook

Stevia Corp.

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Year Ended March 31, 2013 and for the Period from April 11, 2011 (Inception) through March 31, 2012	F-4

Consolidated Statement of Equity (Deficit) for the Fiscal Year Ended March 31, 2013 and for the Period from April 11, 2011 (Inception) through March 31, 2012	F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended March 31, 2013 and for the Period from April 11, 2011 (Inception) through March 31, 2012	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stevia Corp.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Stevia Corp. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, equity (deficit) and cash flows for the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through March 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, equity (deficit) and cash flows for the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 15, 2013

 Stevia Corp.

 Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

Assets
Current assets:
Cash	$424,475	$15,698
Accounts receivable	158,008	-
Prepayments and other current assets	33,096	168,874

Total current assets	615,579	184,572

Non-current assets:
Property and equipment	7,925	3,036
Accumulated depreciation	(1,234)	-

Property and equipment, net	6,691	3,036

Acquired technology	1,635,300	-
Accumulatd amortization	(81,765)	-

Acquired technology, net	1,553,535	-

Website development costs	5,315	5,315
Accumulated amortization	(1,869)	(801)

Website development costs, net	3,446	4,514

Security deposit	15,000	15,000

Total assets	$2,194,251	$207,122

Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$948,073	$237,288
Accounts payable - president and CEO	89,193	20,220
Accrued expenses	19,700	5,400
Accrued interest	21,627	15,521

Advances from president and significant stockholder	21,238	19,138
Convertible notes payable - net of discount	357,700	700,000

Current portion of derivative liability	-	-

Total current liabilities	1,457,531	997,567

Non-Current liabilities:
Derivative liability	486,113	-

Total non-current liabilities	486,113	-

Total liabilities	1,943,644	997,567

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Preferred stock at $0.001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.001 par value: 100,000,000 shares authorized,
63,555,635 and 58,354,775 shares issued and outstanding, respectively	63,556	58,355
Additional paid-in capital	4,760,624	1,474,751
Accumulated deficit	(4,359,415)	(2,323,551)

Total Stevia Corp stockholders' equity (deficit)	464,765	(790,445)

Non-controlling interest in subsidiary	(214,158)	-

Total Equity (Deficit)	250,607	(790,445)

Total Liabilities and Equity (Deficit)	$2,194,251	$207,122

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.

 Consolidated Statements of Operations

		For the Period from
	For the Fiscal Year	April 11, 2011
	Ended	(inception) through
	March 31, 2013	March 31, 2012

Revenues	$2,168,093	$1,300

Cost of revenues
Farm produce	1,789,034	-
Farm expenses	94,547	523,746
Farm field lease	21,250	7,500
Farm management services - related parties	712,550	180,000

Total cost of revenues	2,617,381	711,246

Gross margin	(449,288)	(709,946)

Operating expenses:
Directors' fees	375,000	187,500
Professional fees	454,958	255,959
Research and development	177,169	206,191
Salary and compensation - officer	-	750,000
Salary and compensation - others	190,549	-
General and administrative expenses	412,409	113,742

Total operating expenses	1,610,085	1,513,392

Loss from operations	(2,059,373)	(2,223,338)

Other (income) expense:
Change in fair value of derivative liability	74,308	-
Financing cost	28,625	70,500
Foreign currency transaction gain (loss)	1,316	-
Interest expense	86,400	29,757
Interest income	-	(44)

Total other (income) expense	190,649	100,213

Loss before income tax provision and non-controlling interest	(2,250,022)	(2,323,551)

Income tax provision	-	-

Net loss before non-controlling interest	(2,250,022)	(2,323,551)
Net loss attributable to the non-controlling interest	(214,158)	-

Net loss attributable to Stevia Corp.	$(2,035,864)	$(2,323,551)

Net loss per common share
- Basic and diluted:	$(0.03)	$(0.05)

Weighted average common shares outstanding
- basic and diluted	62,092,487	45,093,271

 See accompanying notes to the consolidated financial statements.

Stevia Corp.

Consolidated Statement of Equity (Deficit)
For the Fiscal Year Ended March 31, 2013 and for the Period from April 11, 2011 (Inception) through March 31, 2012

					Total STEV
	Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Number of Shares	Amount	paid-in Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balance, April 11, 2011 (inception)	6,000,000	$6,000	$(5,900)	$-	$100	$-	$100

Common shares deemed issued in reverse acquisition	79,800,000	79,800	(198,088)		(118,288)		(118,288)

Common shares cancelled in reverse acquisition	(33,000,000)	(33,000)	33,000		-		-

Common shares issued for cash at $0.25 per share
on October 4, 2011	400,000	400	99,600		100,000		100,000

Common shares issued for notes conversion
at $0.25 per share on October 4, 2011	1,400,000	1,400	348,600		350,000		350,000

Common shares issued for conversion of accrued interest
at $0.25 per share on October 4, 2011	74,850	75	18,638		18,713		18,713

Common shares cancelled by significant stockholder
on October 4, 2011	(3,000,000)	(3,000)	3,000		-		-

Common shares issued for future director
services on October 4, 2011	3,000,000	3,000	747,000		750,000		750,000

Common shares issued for future director
services on October 4, 2011			(750,000)		(750,000)		(750,000)

Common shares issued for future director
services on October 4, 2011
earned during the period			187,500		187,500		187,500

Make good shares released to officer for achieving
the first milestone on December 23, 2011	3,000,000	3,000	747,000		750,000		750,000

Common shares issued for notes conversion
at $0.25 per share on January 18, 2012	600,000	600	149,400		150,000		150,000

Common shares issued for conversion of accrued interest
at $0.25 per share on January 18, 2012	17,425	17	4,339		4,356		4,356

Common shares issued for financing services upon agreement
at $1.50 per share on January 26, 2012	35,000	35	52,465		52,500		52,500

Common shares issued for consulting services
at $1.39 per share on March 31, 2012	27,500	28	38,197		38,225		38,225

Net loss				(2,323,551)	(2,323,551)		(2,323,551)

Balance, March 31, 2012	58,354,775	58,355	1,474,751	(2,323,551)	(790,445)	-	(790,445)

Restricted common shares issued for farm management services to a relatd party
valued at $0.79 per share discounted at 69% on July 5, 2012	500,000	500	272,050		272,550		272,550

Restricted common shares issued for technology rights
valued at $0.79 per share discounted at 69% on July 5, 2012	3,000,000	3,000	1,632,300		1,635,300		1,635,300

Common shares issued for notes conversion
at $0.832143 per share on July 6, 2012	600,858	601	499,399		500,000		500,000

Common shares issued for conversion of accrued interest
at $0.832143 per share on July 6, 2012	33,335	33	27,707		27,740		27,740

Common shares and warrants issued to two investors for cash
at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933		500,000		500,000

Warrants issued to investors in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(381,300)		(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of
equity units on August 6, 2012			(52,500)		(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(30,504)		(30,504)		(30,504)

Issuance of warrants in connection with
convertible note payable issued in February and March 2013			220,438		220,438		220,438

Beneficial conversion feature in connection with
convertible note payable issued in February and March 2013			224,350		224,350		224,350

Common shares issued for future director
services on October 4, 2011 earned during the period			375,000		375,000		375,000

Net loss				(2,035,864)	(2,035,864)	(214,158)	(2,250,022)

Balance, March 31, 2013	63,555,635	$63,556	$4,760,624	$(4,359,415)	$464,765	$(214,158)	$250,607

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.

 Consolidated Statements of Cash Flows

		For the Period from
	For the Fiscal Year	April 11, 2011
	Ended	(inception) through
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,234	-
Amortization expense - acquired technology	81,765	-
Amortization expense - website development costs	1,068	801
Discount of convertible notes payable	(412,738)	-
Change in fair value of derivative liability	74,308	-
Common shares issued for compensation	-	750,000
Common shares issued for director services earned during the period	375,000	187,500
Common shares issued for services-related party	272,550	-
Common shares issued for outside services	-	90,725
Changes in operating assets and liabilities:
Accounts receivable	(158,008)	-
Prepaid expenses	135,778	(168,874)
Accounts payable	710,785	141,530
Accounts payable - President and CEO	68,973	20,220
Accrued expenses	14,300	(1,290)
Accrued interest	54,284	38,589

Net cash used in operating activities	(1,030,723)	(1,279,350)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,889)	(3,036)
Website development costs	-	(5,315)
Cash received from reverse acquisition	-	3,199

Net cash used in investing activities	(4,889)	(5,152)

Cash flows from financing activities:
Advances from president and stockholder	2,100	200
Proceeds from issuance of convertible notes	550,000	1,200,000
Proceeds from sale of common stock, net of costs	892,289	100,000

Net cash provided by financing activities	1,444,389	1,300,200

Net change in cash	408,777	15,698

Cash at beginning of the fiscal year	15,698	-

Cash at end of the fiscal year	$424,475	$15,698

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes	$500,000	$500,000

Converstion of accrued interest to convertible notes	$20,438	$-

Issuance of common stock for conversion of accrued interest	$27,740	$23,068

 See accompanying notes to the consolidated financial statements.

Stevia Corp.

March 31, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Stevia Corp. (Formerly Interpro Management Corp.)

Interpro Management Corp (“Interpro”) was incorporated under the laws of the State of Nevada on May 21, 2007.   Interpro focused on developing and offering web based software that was designed to be an online project management tool used to enhance an organization’s efficiency through planning and monitoring the daily operations of a business. The Company discontinued its web-based software business upon the acquisition of Stevia Ventures International Ltd. on June 23, 2011.

On March 4, 2011, Interpro amended its Articles of Incorporation, and changed its name to Stevia Corp. (“Stevia” or the “Company”) and effectuated a 35 for 1 (1:35) forward stock split of all of its issued and outstanding shares of common stock (the “Stock Split”).

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Stevia Ventures International Ltd.

Stevia Ventures International Ltd. (“Ventures”) was incorporated on April 11, 2011 under the laws of the Territory of the British Virgin Islands (“BVI”).  Ventures owns certain rights relating to stevia production, including certain assignable exclusive purchase contracts and an assignable supply agreement related to stevia.

Acquisition of Stevia Ventures International Ltd. Recognized as a Reverse Acquisition

On June 23, 2011 (the “Closing Date”), the Company closed a voluntary share exchange transaction with Ventures pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) by and among the Company, Ventures and George Blankenbaker, the stockholder of Ventures (the “Ventures Stockholder”).

Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company’s former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Ventures. Of the 12,000,000 common shares issued 6,000,000 shares were being held in escrow pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures’ Stockholder (the “Escrow Agreement”).  Even though the shares issued only represented approximately 20.4% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement the stockholder of Ventures completely took over and controlled the board of directors and management of the Company upon acquisition.

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

Formation of Stevia Asia Limited

On March 19, 2012, the Company formed Stevia Asia Limited (“Stevia Asia”) under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”), a wholly-owned subsidiary.

Formation of Stevia Technew Limited (Formerly Hero Tact Limited)/Cooperative Agreement

On April 28, 2012, Stevia Asia formed Hero Tact Limited, a wholly-owned subsidiary, under the laws of HK SAR, which subsequently changed its name to Stevia Technew Limited (“Stevia Technew”).  Stevia Technew intends to facilitate a joint venture relationship with the Company’s technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology and Guangzhou’s affiliates Technew Technology Limited.  Prior to July 5, 2012, the date of entry into the Cooperative Agreement, Stevia Technew was inactive and had no assets or liabilities.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses, and accrued interest, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and March 31, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in August 2012 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

It is not, however, practical to determine the fair value of advances from president and significant stockholder, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, acquired technology, and website development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels and gross margins.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products or services, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

From time to time, the Company may employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the fiscal year ended March 31, 2013 or 2012.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

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

Beneficial Conversion Feature

When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Stevia Technew Limited, its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Stevia Technew Limited. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

Non-refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities

The research and development arrangements usually involve specific research and development projects.  Often times, the Company makes non-refundable advances upon signing of these arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of non-derivative option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of non-derivative option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or for the period from April 11, 2011 (Inception) through December 31, 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2013	For the Period from April 11, 2011 (inception) through March 31, 2012

Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	3,000,000	6,000,000

Sub-total Make Good Escrow Shares	3,000,000	6,000,000

Convertible Note Shares

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and all the accrued unpaid interest for a total amount of $220,438 with interest at 12% per annum due on September 30, 2013 with the conversion price is $0.25 per share.
	881,752	-

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000.	426,667	-

On February 26, 2013 , the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, with interest at 12% per annum due on September 30, 2013 with the conversion price at $0.25 per share	1,400,000	-

Sub-total Convertible Note Shares	2,708,419	-

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to the investors (the “investors warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance. On February 26, 2013, the new warrants issued triggered a reset of the above warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted accordingly.
	2,951,424	-

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, 1,400,000 shares in the aggregate, of the Company’s common stock to two notes holders in connection with the issuance of convertible notes.	1,400,000	-

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753

Sub-total Warrant Shares	5,233,177	-

Total potentially outstanding dilutive common shares	10,941,596	6,000,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following:

	March 31, 2013	March 31, 2012

Prepaid research and development	$25,546	$128,445

Prepaid rent	6,667	21,250

Retainer	451	15,000

Other	432	4,179

	$33,096	$168,874

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	March 31, 2012

Property and equipment	5	$7,925	$3,036

Less accumulated depreciation		(1,234)	(-)

		$6,691	$3,036

Depreciation Expense

The Company acquired furniture and fixture near the end of February 2012 and started to depreciate as of April 1, 2012. Depreciation expense for the fiscal year ended March 31, 2013 was $1,234.

Note 6 – Acquired Technology

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

	Estimated Useful Life (Years)	March 31, 2013	March 31, 2012

Technology right	15	$1,635,300	$-

Less accumulated amortization		(81,765)	(-)

		$1,553,535	$-

Amortization Expense

Amortization expense for the fiscal year ended March 31, 2013 was $81,765.

Note 7 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	March 31, 2012

Website development costs	5	$5,315	$5,315

Accumulated amortization		(1,869)	(801)

		$3,446	$4,514

Amortization expense

Amortization expense was $1,068 and $801 for the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through December 31, 2012, respectively.

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

George Blankenbaker	President and significant stockholder of the Company

Leverage Investments LLC	An entity owned and controlled by the president and significant stockholder of the Company

Technew Technology Limited	Non-controlling interest holder

Growers Synergy Pte Ltd.	An entity owned and controlled by the president and significant stockholder of the Company

Guangzhou Health Technology Development Company Limited	An entity owned and controlled by Non-controlling interest holder

Advances from Stockholder

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011.  For the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through December 31, 2012, the Company recorded $6,000 and $4,500 in rent expenses due Leverage Investment LLC, respectively.

Farm Management and Off-Take Agreement with Growers Synergy Pte Ltd.

For the period from July 1, 2011 through October 31, 2011, the Company engaged Growers Synergy Pte Ltd. to provide farm management services on a month-to-month basis, at $20,000 per month.

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the “Management Agreement”) with Growers Synergy Pte Ltd. (“GSPL”), a Singapore corporation owned and controlled by the president and major stockholder of the Company.  Under the terms of the Management Agreement,  the Company will engage GSPL to supervise the Company’s farm management operations, recommend quality farm management  programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization  targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services for a term of two (2) years from the date of signing, at $20,000 per month.  The Management Agreement may be terminated by the Company upon 30 day notice.  In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company’s GSPL supervised farms.

Farm management services provided by Growers Synergy Pte Ltd. is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Period from April 11, 2011 (inception) through March 31, 2012

Farm management services – related parties	$240,000	$180,000

	$240,000	$180,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2014	$140,000

$140,000

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

For the fiscal year ended March 31, 2013, Stevia Asia provided Stevia Technew $230,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related parties.

Note 9 – Convertible Notes Payable

On February 14, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance. On October 4, 2011, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $15,890.41 at $0.25 per share to 1,000,000 shares and 63,561 shares of the Company’s common stock, respectively.

On June 23, 2011, the Company issued a convertible note in the amount of $100,000 with interest at 10% per annum due one (1) year from the date of issuance. On October 4, 2011, the note holder converted the entire principal of $100,000 and accrued interest through the date of conversion of $2,821.92 at $0.25 per share to 400,000 shares and 11,288 shares of the Company’s common stock.

On October 4, 2011, the Company issued a convertible note in the amount of $150,000 with interest at 10% per annum due one (1) year from the date of issuance.  On January 18, 2012, the note holder converted the entire principal of $150,000 and accrued interest through the date of conversion of $4,356 at $0.25 per share to 617,425 shares of the Company’s common stock.

(i) February 26, 2013 issuance of convertible notes with warrants

On February 26, 2013, the Company entered into two (2) 12% convertible notes payable of $350,000 in aggregate (“Convertible Notes”) with two investors (the “Payees”) maturing on September 30, 2013. The Payees have the option to convert the outstanding notes and interest due into the Company’s common shares at $0.25 per share at any time prior to September 30, 2013. In connection with the issuance of the Convertible Notes, the Company granted to the Payees a warrant to purchase 1,400,000 common shares exercisable at $0.25 per share expiring three (3) years from the date of issuance.

The Company estimated the relative fair value of these warrants on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00

Expected volatility	74.53%

Risk-free interest rate	0.37%

Dividend yield	0.00%

The relative fair value of these warrants granted, estimated on the date of grant, was $110,425 in aggregate, which was recorded as a discount to the convertible notes payable. After allocating the $110,425 portion of the proceeds to the warrants as a discount to the Convertible Note, an additional $113,925 was allocated to a beneficial conversion feature by crediting additional $113,925 to additional paid-in capital and debiting the same amount to the beneficial conversion feature.  The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Notes. The amortization of the discount and beneficial conversion feature amounted to $32,050 for the fiscal year ended March 31, 2013.

(ii) March 15, 2013 issuance of convertible note with warrant

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable of $220,438, which is the total amount of the prior note principal and accrued interest, with the existing investor (the “Payee”), maturing on September 30, 2013. The Payee has the option to convert the outstanding note into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the Convertible Note. In connection with the issuance of the Convertible Note, the Company granted the Payee a warrant to purchase 881,753 common shares exercisable at $0.25 per share expiring three (3) years from the date of issuance.

The Company estimated the relative fair value of these warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00

Expected volatility	75.11%

Risk-free interest rate	0.40%

Dividend yield	0.00%

The relative fair value of these warrants was $98,095, which was recorded as a discount to the convertible note payable. After allocating the $98,095, portion of the proceeds to the warrants as a discount to the Convertible Note, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the face amount was allocated to a beneficial conversion feature by crediting $122,343 to additional paid-in capital and debiting the same amount to the beneficial conversion feature. The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Note and began to amortize the amount from April 1, 2013.

Convertible notes payable consisted of the following:

	March 31, 2013	March 31, 2012

On November 16, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the private placement price on a per share basis provided the Company completes a private placement with gross proceeds of at least $100,000. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $15,959 to 319,607 shares of the Company’s common stock at $0.83 per share.	$-	$250,000

On January 16, 2012, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the private placement price on a per share basis provided the Company completes a private placement with gross proceeds of at least $100,000. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $11,781 to 314,586 shares of the Company’s common stock at $0.83 per share.	-	250,000

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and all the accrued unpaid interest for a total amount of $220,438 with interest at 12% per annum due on September 30, 2013 with the conversion price $0.25 per share
	220,438	200,000

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000.	200,000	-

On February 26, 2013, the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, for an aggregate of $350,000 with interest at 12% per annum, due on September 30, 2013, with the conversion price at $0.25 per share. In connection with the issuance of the convertible notes, the Company issued to both notes holders a warrant to purchase 1,000,000 shares and 400,000 shares, respectively, in the aggregate of 1,400,000 shares of the Company’s common stock.	350,000	-

Sub-total: convertible notes payable	770,438	700,000

Discount representing (i) the relative fair value of the warrants issued and (ii) the beneficial conversion features	(444,788)	-

Accumulated amortization of discount on convertible notes payable	32,050	-

Remaining discount	(412,738)	-

	$357,770	$700,000

Note 10 – Derivative Instruments and the Fair Value of Financial Instruments

(i) Warrants Issued on August 6, 2012

Description of Warrants and Fair Value on Date of Grant

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares of the Company’s common stock to the investors (the “investors warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments, pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. The Company issued the warrants on February 26 and March 15, 2013 with an exercise price of $0.25 per share. Pursuant to Section 3(b) Subsequent Equity Sales of the SPA those warrants’ exercise price was reset to $0.25 per share and the number of warrant shares was increased to 2,732,801 and 218,623, respectively, for a total of 2,951,424.

Derivative Analysis

The exercise price of the August 6, 2012 warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation status and similar corporate events.  Pursuant to Section 3(b) Subsequent Equity Sales of the SPA, if the Company issues any common stock or securities other than the excepted issuances,  to any person or entity at a purchase or exercise price per share less than the share purchase price of the August 6, 2012 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the August 6, 2012 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)). Section 815-40-15 became effective on January 1, 2009 and the Warrants issued in the August 6, 2012 Unit Offering have been measured at fair value using a Lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

Valuation of Derivative Liability

(a) Valuation Methodology

The Company’s August 6, 2012 warrants do not trade in an active securities market, as such, the Company developed a Lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

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

(b) Valuation Assumptions

The Company’s 2012 derivative warrants were valued at each period ending date with the following assumptions:

•	The stock price would fluctuate with the Company projected volatility.

•	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods.

•
The Holder would exercise the warrant as they become exercisable (effective registration is projected 4 months from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.

•	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

•	A 100% probability of a reset event and a projected financing each quarter for 3 years at prices approximating 93% of market

•
The 2,732,801 Investor Warrants with an exercise price of $0.25 per share (1,066,667 Investor Warrants with an exercise price  of $0.6405 per share prior to the occurrence of the February 26, 2013 reset event) is projected to reset to $0.095 at maturity; and the 218,623 Placement Agent Warrants with an exercise price of  $0.25 per share (85,333 Placement Agent Warrants with an exercise price of $0.6405 per share prior to the occurrence of the February 26, 2013 reset event) is projected to reset to $0.095 at maturity.

•	No warrants have been exercised or expired.

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Tear	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%

September 30, 2012	127%	173%	211%	244%	272%

March 31, 2013	122%	167%	205%	236%	264%

(c) Fair Value of Derivative Warrants
The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants to purchase 2,951,424 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants
	Assets (Liability)	Total

Balance, August 6, 2012	$(411,805)	$(411,805)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	231,521	231,521

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, August 6, 2012	(180,284)	(180,284)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(305,829)	(305,829)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	$(486,113)	$(486,113)

(d) Warrants Outstanding

As of March 31, 2013 no warrants have been exercised and warrants to purchase 2,951,424shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity:

	2012 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at August 6, 2012	1,152,000	-	1,152,000	(411,805)	-	-

Mark to market				231,521		(231,521)

Derivative warrant at September 30, 2012	1,152,000	-	1,152,000	(180,284)		(231,521)

Mark to market				(73,723)		(73,723)

Derivative warrant at December 31, 2012	1,152,000	-	1,152,000	(106,561)		(305,244)

Reset of warrant shares	1,799,424

Mark to market				(379,552)		379,552

Derivative warrant at March 31, 2013	2,951,424	-	2,951,424	(486,113)		74,308

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through March 31, 2013:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of	Exercise Price	Weighted Average	Fair Value at Date	Aggregate
	Warrant Shares	Range Per Share	Exercise Price	of Issuance	Intrinsic Value

Balance, March 31, 2012	-	$-	$-	$-	$-

Granted	5,233,177	0.25	0.25	620,350	-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, March 31, 2013	5,233,177	$0.25	$0.25	$620,350	$-

Earned and exercisable, March 31, 2013	5,233,177	$0.25	$0.25	$620,350	$-

Unvested, March 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	5,233,177	3.73	$0.25	5,233,177	3.73	$0.25

$0.25	5,233,177	3.73	$0.25	5,233,177	3.73	$0.25

Note 14 – Commitments and Contingencies

Supply Agreement – between Stevia Ventures International Ltd. and Asia Stevia Investment Development Company Ltd.

On April 12, 2011, Stevia Ventures International Ltd, a subsidiary of the Company entered into a Supply Agreement (the “Supply Agreement”) with Asia Stevia Investment Development Company Ltd (“ASID”), a foreign-invested limited liability company incorporated in Vietnam.

(I) Scope of Services

Under the terms of the Agreement, the Company engaged ASID to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from ASID.

(ii) Term

This Agreement shall come into force on the date of signing and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years ("Term") and thereafter automatically renew on its anniversary each year for an additional period of one (1) year ("Extended Term").

(iii) Purchase Price

ASID and the Company shall review and agree, on or before September 30th of each year, on the quantity of the Products to be supplied by ASID to the Company in the forthcoming year and ASID shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

Supply Agreement – between Stevia Ventures International Ltd. And Stevia Ventures Corporation

On April 12, 2011, Stevia Ventures International Ltd, a subsidiary of the Company also entered into a Supply Agreement (the “Supply Agreement”) with Stevia Ventures Corporation (“SVC”), a foreign-invested limited liability company incorporated in Vietnam.

(i) Scope of Services

Under the terms of the Agreement, the Company engaged SVC to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from SVC.

(ii) Term

This Agreement shall come into force on the date of signing and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years ("Term") and thereafter automatically renew on its anniversary each year for an additional period of one (1) year ("Extended Term").

(iii) Purchase Price

SVC and the Company shall review and agree, on or before September 30th, of each Year on the quantity of the Products to be supplied by SVC to the Company in the forthcoming year and SVC shall provide the Company with prior written notice at any time during the year following the revision if it has reason to believe that it would be unable to fulfill its forecast volumes under this clause.

Consulting Agreement – Dorian Banks

Entry into Consulting Agreement

On July 1, 2011 the Company entered into a consulting agreement (the “Consulting Agreement”) with Dorian Banks (“Banks”).

(i) Scope of Services

Under the terms of the Consulting Agreement, the Company engaged the Consultant to provide advice in general business development, strategy, assistance with new business and land acquisition, introductions, and assistance with Public Relations (“PR”) and Investor Relations (“IR”).

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

Extension of the Consulting Agreement

On December 30, 2011, the Consulting Agreement was extended with the same terms and conditions to expire on March 31, 2013.

Expiration of the Consulting Agreement

The Consulting Agreement expired on March 31, 2013 with no further extension.

Summary of the Consulting Fees

For the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through March 31, 2012, the Company recorded $41,250 and $27,000 in consulting fees under the Consulting Agreement, respectively.

Financing Consulting Agreement – David Clifton

Entry into Financial Consulting Agreement

On July 1, 2011 the Company entered into a consulting agreement (the “Consulting Agreement”) with David Clifton ( “Clifton”).

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

Entry into Engagement Agreement – Garden State Securities Inc.

On June 18, 2012, the Company entered into an engagement agreement (the “Agreement”) with Garden State Securities Inc. (“GSS”) for GSS to act as a selling/placement agent for the Company.

(i) Scope of Services

Under the terms of the Agreement, the Company engaged GSS to review the business and operations of the Company and its historical and projected financial condition, advise the Company on a “best efforts” Private Placement offering of debt or equity securities to fulfill the Company’s business plan, and contacts for the Company possible financing sources.

(ii) Term

GSS shall act as the Company’s exclusive placement agent for the period of the later of; (i) 60 days from the execution of the term sheet; or (ii) the final termination date of the securities financing (the “Exclusive Period”). GSS shall act as the Company’s non-exclusive placement agent after the Exclusive Period until terminated.

(iii) Compensation

The Company agrees to pay to GSS at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible into the Company’s common stock (the “Securities Financing”) during the Exclusive Period; (i) a cash transaction fee in the amount of 8% of the amount received by the Company under the Securities Financing; and (ii) warrants (the “Warrants”) with “piggy back” registration rights, equal to 8% of the stock issued in the Securities Financing at an exercise price equal to the investors’ warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors.  The Company will also pay, at closing, the expense of GSS’s legal counsel pursuant to the Securities Financing and/or Shelf equal to $25,000 for Securities Financing and/or Shelf resulting in equal to or greater than $500,000 of gross proceeds to the Company, and $18,000 for a Securities Financing and/or Shelf resulting in less than $500,000 of gross proceeds to the Company.  In addition, the Company shall cause, at its cost and expense, the “Blue sky filing” and Form D in due and proper form and substance and in a timely manner.

Note 11 – Equity

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 per share.

Common Stock

Reverse Acquisition Transaction

Immediately prior to the Share Exchange Transaction on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company’s former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company’s common stock to the Company for cancellation.

As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Stevia Ventures International Ltd. Of the 12,000,000 common shares issued in connection with the Share Exchange Agreement, 6,000,000 of such shares are being held in escrow (“Escrow Shares”) pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures’ Stockholder (the “Escrow Agreement”).

Make Good Agreement Shares

(i) Duration of Escrow Agreement

The Make Good Escrow Agreement shall terminate on the sooner of (i) the distribution of all escrow shares, or (ii) December 31, 2013.

(ii) Disbursement of Make Good Shares

Upon achievement of any Milestone on or before the date associated with such Milestone on Exhibit A, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such achievement (each a “COMPLETION NOTICE”). Upon the passage of any Milestone date set forth on Exhibit A for which the Company has not achieved the associated Milestone, the Company shall promptly provide written notice to the Escrow Agent and the Selling Shareholder of such failure to achieve the milestone (each a “NON-COMPLETION NOTICE”).

(iii) Exhibit A – Schedule of Milestones

Milestones	Completion Date	Number of Escrow Shares

I.

(1)Enter into exclusive international license agreement for all Agro Genesis intellectual property and products as it applies to stevia
(2)Enter into cooperative agreements to work with Vietnam Institutes (a) Medical Plant Institute in Hanoi; (b) Agricultural Science Institute of Northern Central Vietnam
(3)Enter into farm management agreements with local growers including the Provincial and National projects;
(4)Take over management of three existing nurseries
	Within 180 days of the Closing Date	3,000,000 shares only if and when ALL four (4) milestones reached (*)

II. Achieve 100 Ha field trials and first test shipment of dry leaf	Within two (2) years of the Closing Date	1,500,000 shares (**)

III. Test shipment of dry leaf to achieve minimum specs for contracted base price (currently $2.00 per kilogram)	Within two (2) years of the Closing Date	1,500,000 shares (**)

*
On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone.  These shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation.

**
On June 23, 2013, the remaining 3,000,000 Escrow Shares have been earned to Ventures stockholder upon achievement of the Second and the Third Milestones within two (2) years of June 23, 2011, the Closing Date associated with the Milestones.  These shares were valued at $0.20 per share or $600,000 on June 23, 2013 and recorded as compensation.

Common Shares Surrendered for Cancellation

On October 4, 2011, a significant stockholder of the Company, Mohanad Shurrab, surrendered another 3,000,000 shares of the Company’s common stock to the Company for cancellation.  The Company recorded this transaction by debiting common stock at par of $3,000 and crediting additional paid-in capital of the same.

Common Shares Issued for Cash

On October 4, 2011 the Company sold 400,000 shares of its common stock to one investor at $0.25 per share or $100,000.

Common Shares Issued for Obtaining Employee and Director Services

On October 14, 2011 the Company issued 1,500,000 shares each to two (2) newly appointed members of the board of directors or 3,000,000 shares of its common stock in aggregate as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director’s continuous service to the Company as directors.  These shares were valued at $0.25 per share or $750,000 on the date of grant and are being amortized over the vesting period of two (2) years or $93,750 per quarter.  The Company recorded $187,500 in directors’ fees for the period from April 11, 2011 (inception) through March 31, 2012.  The Company recorded $375,000 in directors’ fees for the fiscal year ended March 31, 2013.

Common Shares Issued to Parties other than Employees for Acquiring Goods or Services

Equity Purchase Agreement and Related Registration Rights Agreement

(i) Equity Purchase Agreement

On January 26, 2012, the Company entered into an equity purchase agreement (“Equity Purchase Agreement”) with Southridge Partners II, LP, a Delaware limited partnership (The “Investor”). Upon the terms and subject to the conditions contained in the agreement, the Company shall issue and sell to the Investor, and the Investor shall purchase, up to Twenty Million Dollars ($20,000,000) of its common stock, par value $0.001 per share.

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

(ii) Registration Rights Agreement

In connection with the Equity Purchase Agreement, on January 26, 2012, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with Southridge Partners II, LP, a Delaware limited partnership (the “Investor”). To induce the investor to execute and deliver the equity purchase agreement which the Company has agreed to issue and sell to the investor shares (the “put shares”) of its common stock, par value $0.001 per share (the “common stock”) from time to time for an aggregate investment price of up to twenty million dollars ($20,000,000) (the “registrable securities”), the Company has agreed to provide certain registration rights under the securities act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, “securities act”), and applicable state securities laws with respect to the registrable securities.

(iii) Common Shares Issued Upon Signing

As a condition for the execution of this agreement by the investor, the company issued to the investor 35,000 shares of restricted common stock (the “restricted shares”) upon the signing of this agreement. The restricted shares shall have no registration rights.  These shares were valued at $1.50 per share or $52,500 on the date of issuance and recorded as financing cost.

Marketing Service Agreement – Empire Relations Group, Inc.

On March 14, 2012 the Company entered into a consulting agreement (the “Consulting Agreement”) with Empire Relations Group, Inc. (“Empire”).

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

Common Shares Issued in Connection with Entry into Technology Acquisition Agreement

On July 5, 2012, the Company entered into a Technology Acquisition Agreement (the "Technology Acquisition Agreement") with Technew Technology Limited (“Technew”), pursuant to which the Company acquired the rights to certain technology from Technew in exchange for 3,000,000 restricted shares of the Company's common stock. These restricted shares were valued at $0.79 per share discounted at 69% taking into consideration its restricted nature and lack of liquidity and consistent trading in the market or $1,635,300, which was recorded as acquired technology and amortized on a straight-line basis over the acquired technology's estimated useful life of fifteen (15) years.

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

At closing, the Company reimbursed the investor for legal fees of $12,500 and paid Garden State Securities, Inc,(“GSS”), who served as placement agent for the Company in the offering, (i) cash commissions equal to 8.0% of the gross proceeds received in the equity financing or $40,000, and (ii) a warrant to purchase 85,333 shares of the Company's common stock representing 8% of the Shares sold in the Offering with an exercise price of $0.6405 per share expiring five (5) years from the date of issuance (the  "agent warrants") to GSS  or its  designee.

The units were sold at $0.46875 per unit consisting one common share and the warrant to purchase one (1) common share for gross proceeds of $500,000.  In connection with the August 6, 2012 equity unit offering the Company paid (i) GSS cash commissions equal to 8.0% of the gross proceeds received in the equity financing, or $40,000 and (ii) $12,500 in legal fees and resulted in a net proceeds of $447,500.

The Company intended to use the net  proceeds  from the Offering to advance the Company's  ability to execute its growth  strategy and to aid in the commercial  development  of the  recently  announced  launch  of  the  Company's majority-owned subsidiary, Stevia Technew Limited.

Entry into Registration Rights Agreement

In connection with the equity financing on August 1, 2012, the Company also entered into a registration rights agreement with the Purchasers (the "rights agreement").  The Rights Agreement requires the Company to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") within thirty (30) days of the Company's entrance into the rights agreement (the "filing date") for the resale by the Purchasers of all of the Shares and all of the shares of common stock issuable upon exercise of the Warrants (the "registrable securities"). The Company filed the Registration Statement with the Securities and Exchange Commission (the "SEC") within thirty (30) days of the Company's entrance into the rights agreement.

The registration statement must be declared effective by the SEC within one hundred and twenty (120) days of the closing date of the Offering subject to certain adjustments.  If the  registration statement is not filed prior to the filing date, the Company will be required to pay certain liquidated damages, not to exceed in the aggregate 6% of the purchase price paid by the Purchasers pursuant to the SPA. The Registration Statement was declared effective by the SEC within one hundred and twenty (120) days of the closing date of the Offering subject to certain adjustments.

Warrants

Issuances of Warrants in Connection with Entry into Securities Purchase Agreement

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to the investors with an exercise price of $0.6405 per share subject to certain adjustments per Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance in connection with the sale of common shares. The exercise price and number of warrant shares were reset to $0.25 per share and 2,732,801 shares, respectively, due to the occurrence of the February 26, 2013 reset event.

Issuance of Warrants to the Placement Agent as Compensation

Garden State Securities, Inc. (the "GSS") served as the placement agent of the Company for the equity financing on August 1, 2012. Per the engagement agreement signed between GSS and the Company, in consideration for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to 8.0% of the gross proceeds received in the equity financing, or $40,000, and (ii) issue to GSS  or its  designee,  a warrant  to  purchase  85,333  shares  of  the  Company's  common  stock representing  8% of the warrants sold in the Offering) with an exercise price of $0.6405 per share subject to certain adjustments per Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance (the "agent warrants"). The agent warrants also provide for the same registration rights and obligations as set forth in the Rights Agreement with respect to the Warrants and Warrant Shares. The exercise price and number of warrant shares were reset to $0.25 per share and 2,732,801 shares, respectively, due to the occurrence of the February 26, 2013 reset event.

Note 12 – Non-controlling Interest

Non-controlling interest consisted of the following:

	Contributed and additional paid-in capital	Earnings and losses	Other Comprehensive Income	Total non-controlling interest

Balance at March 31, 2012	$-	$-	$-	$-

Current period earnings and losses	-	(214,082)	-	(214,082)

Balance at March 31, 2013	$-	$(214,082)	$-	$(214,082)

Note 13 – Research and Development

Agribusiness Development Agreement – Agro Genesis Pte Ltd.

Entry into Agribusiness Development Agreement

On July 16, 2011, the Company entered into an Agribusiness Development Agreement (the “Agribusiness Development Agreement”) with Agro Genesis Pte Ltd. (“AGPL”), a corporation organized under the laws of the Republic of Singapore expiring two (2) years from the date of signing.

Under the terms of the Agreement, the Company engaged AGPL to be the Company’s technology provider consultant for stevia propagation and cultivation in Vietnam, and potentially other countries for a period of two (2) years. AGPL will be tasked with developing stevia propagation and cultivation technology in Vietnam, recommend quality agronomic programs for stevia cultivation, harvest and post harvest, alert findings on stevia propagation and cultivation that may impact profitability and develop a successful model in Vietnam that can be replicated elsewhere (the “Project”). The Project will be on-site at stevia fields in Vietnam and will have a term of at least two (2) years. For its services, AGPL could receive a fee of up to 275,000 Singapore dollars, plus related expenses estimated at $274,000 as specified in Appendix A to the Agribusiness Development Agreement. Additionally, the Company will be AGPL’s exclusive distributor for AGPL’s g'farm system (a novel crop production system) for stevia growing resulting from the Project. AGPL will receive a commission of no less than 2% of the price paid for crops other than stevia, from cropping systems that utilize the g'farm system resulting from the Project. All technology-related patents resulting from the Project will be jointly owned by AGPL and the Company, with the Company holding a right of first offer for the use and distribution rights to registered patents resulting from the Project.

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

Lease of Agricultural Land

On December 14, 2011, the Company and Stevia Ventures Corporation (“Stevia Ventures”) entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. pursuant to which Stevia Ventures has leased l0 hectares of land (the “Leased Property”) for a term expiring five (5) years from the date of signing.

The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

Future minimum payments required under this agreement at March 31, 2013 were as follows:

Fiscal Year Ending March 31:

2014	$30,000

2015	30,000

2016	30,000

$90,000

Supply and Cooperative Agreement – Guangzhou Health Technology Development Company Limited

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

Entry into Cooperative Agreement

On February 21, 2012, the Company also entered into Cooperative Agreement (the “Cooperative Agreement”) with Guangzhou Health Technology Development Company Limited.

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

Note 14 – Income Tax Provision

United States Income Tax

Stevia Corp is the parent Company which incorporated in the State of Nevada and is subjected to United States of America tax law.

Hong Kong SAR Income Tax

Stevia Asia Limited, a wholly-owned subsidiary of the Company, is registered in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended March 31, 2013.

Stevia Technew Limited, a majority owned subsidiary of the Company, is registered in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended March 31, 2013.

Deferred Tax Assets

At March 31, 2013, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $3,857,505 that may be used to offset future taxable income through the fiscal year ending March 31, 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $1,317,552 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $521,545 and $790,007 for the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through March 31, 2012, respectively.

Components of deferred tax assets are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	1,311,552	790,007

Less valuation allowance	(1,311,552)	(790,007)

Deferred tax assets, net of valuation allowance	$-	$-

Limitation on Utilization of NOLs due to Change in Control

The Company had ownership changes as defined by the Internal Revenue Code Section 382 (“Section 382”), which may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Period from April 11, 2011 (inception) through March 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 15 – Concentrations and Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the fiscal year ended March 31, 2013 and the accounts receivable balance at March 31, 2013.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Growers Synergy Pte. Ltd. – related party	50.1%	16.4%	26.4%	13.5%

Stevia Ventures Corporation	16. 9%	54.1%	55.7%	14.4%

	67.0%	70.5%	82.1%	27.9%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 30, 2013, the Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services rendered by Mountain Sky.  500,000 of the shares vested at the time of grant, and 500,000 will vest on the one year anniversary of the date of grant. The 500,000 shares vested on April 30, 2013 were valued at $0.20 per share or $100,000 and recorded as consulting fee.

On May 3, 2013, the Company entered into a Warrant Exercise Reset Offer Letter Agreement (the "Reset Letter") with an investor (the  "Investor")  whereby the Company and the Investor agreed that the Investor would immediately exercise his warrant to purchase 853,333  shares of common stock of the Company at an exercise price of $0.20 per share for the aggregate of $170,667.  In  consideration  for the Investor's  immediate  exercise,  the Company agreed to issue to the Investor three new warrants in the amounts of 1,877,333, 1,066,666  and  2,346,666,  with exercise  prices of $0.20,  $0.25 and $0.25 per share, respectively (the "Series A Warrants",  "Series B Warrants" and "Series C Warrants",  respectively,  and collectively  the "New  Warrants").  The Series A Warrants are subject to the Company's call right, and the Series C Warrants are only exercisable upon the Investor's exercise in full of the Series A Warrants. In connection with the Reset Letter, the Company agreed to use its best efforts to file a registration statement (the "Registration Statement") with the Securities  and Exchange  Commission  (the "SEC") within ten (10) business days. The Company will  use its best  efforts  to have  the  Registration  Statement declared effective by the SEC within thirty (30) days. The Company filed a registration statement (the "Registration Statement") with the Securities  and Exchange  Commission  (the "SEC") within ten (10) business days which was declared effective by the SEC within thirty (30) days.

Garden State Securities, Inc. (the "Placement  Agent")  served  as the placement agent of the Company for the Offering.  In consideration for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $13,600, (ii) warrants equal to eight percent (8%) of the aggregate number of shares exercised by the Investor, and (iii) upon exercise of the New Warrants by the Company,  the  Placement  Agent will receive additional  warrants  equal to eight percent (8%) of the number of shares issued upon exercise of the New Warrants (collectively, the "Agent Warrants").

On June 23, 2013, the remaining 3,000,000 Escrow Shares have been earned by Ventures stockholder upon achievement of the Second and the Third Milestones within two (2) years of June 23, 2011, the Closing Date associated with the Milestones.  These shares were valued at $0.20 per share or $600,000 on June 23, 2013 and recorded as compensation.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated June 23, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
3.1
Articles of Incorporation of the Registrant, including all amendments to date (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed on July 16, 2008 and the Registrant’s Current Report on Form 8-K filed March 9, 2011)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the registrant’s Current Report on Form 8-K filed on March 22, 2011)
10.1	Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.2	Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.3	Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.4	Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the registrant’s Form 8-K filed on June 29, 2011)
10.5	Form of Convertible Promissory Note (incorporated by reference to the registrant’s Form 10-Q filed on November 21, 2011)
10.6	Stock Purchase Agreement (incorporated by reference to the registrant’s Form 10-Q filed on November 21, 2011)
10.7	Management and Off-Take Agreement with Growers Synergy Pte Ltd., effective November 1, 2011 (incorporated by reference to the registrant’s Form 8-K filed on October 31, 2011)
10.8	Equity Purchase Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant’s Form 8-K filed on January 30, 2012)
10.9	Registration Rights Agreement with Southridge Partners II, LP, dated January 26, 2012 (incorporated by reference to the registrant’s Form 8-K filed on January 30, 2012)
10.10	The Minutes for Land Transferring Agreement for New Crop Plants Variety, dated December 14, 2011 (incorporated by reference to the registrant’s Form 10-Q filed on February 17, 2012)
10.11	Supply Agreement with Guangzhou Health China Technology Development Company Limited, dated February 21, 2012 (incorporated by reference to the registrant’s Form 8-K filed on February 27, 2012)
10.14	Securities Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.15	Registration Rights Agreement (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.16	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2012)
10.17	Reset Letter with Anson Investments Master Fund LP, dated May 1, 2013 (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2013)
10.18	Form of Warrant (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2013)
21	List of Subsidiaries*
31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*
32	Section 1350 Certifications*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

* Filed herewith