Form 10-Q
period 2013-06-30
Stevia Corp
filed 2013-08-19
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2013
Common stock, $.001 par value	75,908,968

STEVIA CORP.
FORM 10-Q

June 30, 2013

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 29, 2012.

As used in this Form 10-Q, “we,” “us” and “our” refer to Stevia Corp., which is also sometimes referred to as the “Company.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stevia Corp.

June 30, 2013 and 2012

 Stevia Corp.
 Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$266,479	$424,475
Accounts receivable	38,095	158,008
Prepaid seeds	1,042,000	-
Prepayments and other current assets	70,947	33,096
Total current assets	1,417,521	615,579

Non-current assets:
Property and equipment	24,400	7,925
Accumulated depreciation	(2,000)	(1,234)
Property and equipment, net	22,400	6,691

Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(109,020)	(81,765)
Acquired technology, net	1,526,280	1,553,535

Website development costs	5,315	5,315
Accumulated amortization	(2,136)	(1,869)

Website development costs, net	3,179	3,446

Security deposit	15,000	15,000

Total assets	$2,984,380	$2,194,251

Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$2,169,715	$948,073
Accounts payable - president and CEO	99,283	89,193
Accrued expenses	9,800	19,700
Accrued interest	43,680	21,627
Advances from president and significant stockholder	10,743	21,238
Convertible notes payable - net of discount	65,662	357,700
Total current liabilities	2,398,883	1,457,531

Non-Current liabilities:
Derivative liability	904,624	486,113
Total non-current liabilities	904,624	486,113

Total liabilities	3,303,507	1,943,644

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized,
67,908,968 and 63,555,635 shares issued and outstanding, respectively	67,909	63,556
Additional paid-in capital	5,464,780	4,760,624
Accumulated deficit	(5,562,311)	(4,359,415)
Accumulated other comprehensive income:
Foreign currency translation gain
Total Stevia Corp stockholders' equity (deficit)	(29,622)	464,765

Non-controlling interest in subsidiary
Noncontrolling interest - capital stock in consolidated subsidiaries	-	-
Noncontrolling interest - additional paid-in capital	-	-
Noncontrolling interest - retained earnings in consolidated subsidiaries	(289,505)	(214,158)
Noncontrolling interest - Accumulated other comprehensive income
Noncontrolling interest - Foreigh currency translation gain (loss)	-	-

Non-controlling interest in subsidiary	(289,505)	(214,158)

Total Equity (Deficit)	(319,127)	250,607

Total Liabilities and Equity (Deficit)	$2,984,380	$2,194,251

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Three months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$957,261	$280

Cost of revenues
Farm produce	758,809	-
Farm expenses	283,039	-
Farm field lease	-	7,500
Farm management services - related parties	60,000	60,000

Total cost of revenues	1,101,848	67,500

Gross margin	(144,587)	(67,220)

Operating expenses:
Directors' fees	93,750	93,750
Professional fees	208,846	116,728
Research and development	-	78,984
Salary and compensation - officer	600,000	-
Salary and compensation - others	66,178	-
General and administrative expenses	253,610	44,713

Total operating expenses	1,222,384	334,175

Loss from operations	(1,366,971)	(401,395)

Other (income) expense:
Change in fair value of derivative liability	(317,151)	-
Foreign currency transaction gain (loss)	-	1,101
Interest expense	228,423	11,441

Total other (income) expense	(88,728)	12,542

Loss before income tax provision and non-controlling interest	(1,278,243)	(413,937)

Income tax provision	-	-

Net loss
Net loss before non-controlling interest	(1,278,243)	(413,937)
Net loss attributable to the non-controlling interest	(75,347)	-

Net loss attributable to Stevia Corp.	$(1,202,896)	$(413,937)

Net loss per common share
- Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	64,703,239	58,354,775

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
for the Interim Period Ended June 30, 2013 (Unaudited) and for the Fiscal Year Ended September 30, 2012

	Common Stock, $0.001 Par Value
	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	STEV Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, March 31, 2012	58,354,775	$58,355	$1,474,751	$(2,323,551)	$(790,445)	$-	$(790,445)

Restricted common shares issued for farm management services to a relatd party valued at $0.79 per share discounted at 69% on July 5, 2012	500,000	500	272,050		272,550		272,550

Restricted common shares issued for technology rights valued at $0.79 per share discounted at 69% on July 5, 2012	3,000,000	3,000	1,632,300		1,635,300		1,635,300

Common shares issued for notes conversion at $0.832143 per share on July 6, 2012	600,858	601	499,399		500,000		500,000

Common shares issued for conversion of accrued interest at $0.832143 per share on July 6, 2012	33,335	33	27,707		27,740		27,740

Common shares and warrants issued to two investors for cash at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933		500,000		500,000

Warrants issued to investors in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(381,300)		(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of equity units on August 6, 2012			(52,500)		(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(30,504)		(30,504)		(30,504)

Issuance of warrants in connection with convertible note payable issued in February and March 2013			220,438		220,438		220,438

Beneficial conversion feature in connection withconvertible note payable issued in February and March 2013			224,350		224,350		224,350

Common shares issued for future director services on October 4, 2011 earned during the period			375,000		375,000		375,000

Net loss				(2,035,864)	(2,035,864)	(214,158)	(2,250,022)

Balance, March 31, 2013	63,555,635	63,556	4,760,624	(4,359,415)	464,765	(214,158)	250,607

Common shares issued for consulting services valued at $0.20 per share on April 30, 2013	500,000	500	99,500		100,000		100,000

Exercise of warrant with exercise price adjusted to $0.20 per share on May 6, 2013	853,333	853	169,814		170,667		170,667

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			595,851		595,851		595,851

Warrants issued to investors in connection with warrants exercised on May 6, 2013 classified as derivative liability			(833,106)		(833,106)		(833,106)

Commissions and legal fees paid in connection with the sale of equity units on May 6, 2013			(18,653)		(18,653)		(18,653)

Make good shares released to officer for achieving the second and third milestones on June 21, 2013	3,000,000	3,000	597,000		600,000		600,000

Common shares issued for future director services on October 4, 2011 earned during the period			93,750		93,750		93,750

Net loss				(1,202,896)	(1,202,896)	(75,347)	(1,278,243)

Balance, June 30, 2013	67,908,968	$67,909	$5,464,780	$(5,562,311)	$(29,622)	$(289,505)	$(319,127)

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Three months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss before non-controlling interest	$(1,278,243)	$(413,937)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	766	218
Amortization expense - acquired technology	27,255	-
Amortization expense - website development costs	267	267
Discount of convertible notes payable	206,370	-
Change in fair value of derivative liability	(317,151)	-
Common shares issued for director services earned during the period	93,750	93,750
Common shares issued for services-related party	600,000	-
Common shares issued for outside services	100,000	-
Changes in operating assets and liabilities:
Accounts receivable	119,913	(280)
Prepayments and other current assets	(37,851)	152,266
Accounts payable	179,642	(46,575)
Accounts payable - President and CEO	10,090	-
Accrued expenses	(9,900)	3,440
Accrued interest	22,053	11,438

Net cash used in operating activities	(283,039)	(199,413)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,475)	(1,323)

Net cash used in investing activities	(16,475)	(1,323)

Cash flows from financing activities:
Advances from president and stockholder	(10,495)	2,100
Proceeds from issuance of convertible notes	-	200,000
Proceeds from sale of common stock, net of costs	152,013	-

Net cash provided by financing activities	141,518	202,100

Net change in cash	(157,996)	1,364

Cash at beginning of the period	424,475	15,698

Cash at end of the period	$266,479	$17,063

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes	$500,000	$-

Converstion of accrued interest to convertible notes	$20,438	$-

Issuance of common stock for conversion of accrued interest	$27,740	$-

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
June 30, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on July 16, 2013.

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and March 31, 2012.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended June 30, 2013 or 2012.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or  2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Interim Period Ended June 30, 2013	For Interim Period Ended June 30, 2012
Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	-	3,000,000

Sub-total Make Good Escrow Shares	-	3,000,000

Convertible Note Shares

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and the entire accrued unpaid interest for the total amount of $220,438 convertible at $0.25 per share with interest at 12% per annum due on September 30, 2013.
	881,752	881,752

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000, this event triggered the reset of the conversion price of the convertible note to $0.20 per share.
	1,000,000	426,667

On February 26, 2013, the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013.	1,400,000	-

Sub-total Convertible Note Shares	3,281,752	1,308,419

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to the investors (the “investors warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance. On February 26, 2013, the new warrants issued triggered a reset of the above warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000, this event triggered the reset of the conversion price of the convertible note to $0.20 per share. On May 8, 2013, investor exercised 853,333 of the 1,066,667 investors warrants at $0.20 per share.
	956,481	-

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in the aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	-

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	-

On May 6, 2013, the Company issued three (3) series of warrants. Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share expiring five (5) years from the date of issuance.	2,027,520	-

On May 6, 2013, the Company issued three (3) series of warrants. Series B warrants include (i) warrants to purchase 1,066,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,151,999	-

On May 6, 2013, the Company issued three (3) series of warrants. Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised.	2,534,399	-

Sub-total Warrant Shares	8,952,152	-

Total potentially outstanding dilutive common shares	12,233,904	4,308,419

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepayments and Other Current Assets

Prepayments and other assets consisted of the following:

	June 30, 2013	March 31, 2013

Prepaid research and development	$-	$25,546

Prepaid rent	-	6,667

Retainer	-	451

Other assets	1,226	432

	$70,947	$33,096

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	March 31, 2013

Property and equipment	5	$24,400	$7,925

Less accumulated depreciation		(2,000)	(1,234)

		$22,400	$6,691

Depreciation Expense

Depreciation expense was $766 and $218 for the interim period ended June 30, 2013 and 2012, respectively.

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

	Estimated Useful Life (Years)	June 30, 2013	March 31, 2013

Technology right	15	$1,635,300	$1,635,300

Less accumulated amortization		(109,020)	(81,765)

		$1,526,280	$1,553,535

Amortization Expense

Amortization expense for the interim period ended June 30, 2013 was $27,255.

Note 7 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	March 31, 2013

Website development costs	5	$5,315	$5,315

Accumulated amortization		(2,136)	(1,869)

		$3,179	$3,446

Amortization expense

Amortization expense was $267 and $267 for the interim period ended June 30, 2013 and 2012, respectively.

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011.  For the interim periods ended June 30, 2013 and 2012, the Company recorded $1,500 and $1,500 in rent expenses due Leverage Investment LLC, respectively.

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

Farm management services provided by Growers Synergy Pte Ltd. is as follows:

	For the interim period ended June 30,2013	For the interim period ended June 30, 2012

Farm management services – related parties	$60,000	$60,000

	$60,000	$60,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the fiscal year)	$80,000

$80,000

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

For the fiscal year ended March 31, 2013, Stevia Asia provided Stevia Technew $200,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related parties. On March 1, 2013, the partners agreed to terminate the Cooprative Agreement specific to the investment in an agricultural project.  Health China shall continue to provide such services until March 31, 2013 and no further obligation by either party related to the payment of $200,000.

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

The relative fair value of these warrants granted, estimated on the date of grant, was $110,425 in aggregate, which was recorded as a discount to the convertible notes payable. After allocating the $110,425 portion of the proceeds to the warrants as a discount to the Convertible Note, an additional $113,925 was allocated to a beneficial conversion feature by crediting additional $113,925 to additional paid-in capital and debiting the same amount to the beneficial conversion feature.  The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Notes. The amortization of the discount and beneficial conversion feature amounted to $96,150 for the interim period ended June 30, 2013.

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

The relative fair value of these warrants was $98,095, which was recorded as a discount to the convertible note payable. After allocating the $98,095, portion of the proceeds to the warrants as a discount to the Convertible Note, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the face amount was allocated to a beneficial conversion feature by crediting $122,343 to additional paid-in capital and debiting the same amount to the beneficial conversion feature. The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Note and the amortization of the discount and beneficial conversion feature amounted to $110,220 for the interim period ended June 30, 2013.

Convertible notes payable consisted of the following:

	June 30, 2013	March 31, 2013
On November 16, 2011, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the private placement price on a per share basis provided the Company completes a private placement with gross proceeds of at least $100,000. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $15,959 to 319,607 shares of the Company’s common stock at $0.83 per share.	$-	$-

On January 16, 2012, the Company issued a convertible note in the amount of $250,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the private placement price on a per share basis provided the Company completes a private placement with gross proceeds of at least $100,000. On July 6, 2012, the note holder converted the entire principal of $250,000 and accrued interest through the date of conversion of $11,781 to 314,586 shares of the Company’s common stock at $0.83 per share.	-	-

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and all of the accrued unpaid interest for the total amount of $220,438 convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013
	220,438	220,438

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000.	200,000	200,000

On February 26, 2013, the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, for an aggregate of $350,000 with interest at 12% per annum, due on September 30, 2013, convertible at $0.25 per share. In connection with the issuance of the convertible notes, the Company issued to both notes holders a warrant to purchase 1,000,000 shares and 400,000 shares, respectively, in the aggregate of 1,400,000 shares of the Company’s common stock.	350,000	350,000

Sub-total: convertible notes payable	770,438	770,438

Discount representing (i) the relative fair value of the warrants issued and (ii) the beneficial conversion features (iii) the derivative value of the convertible notes	(943,196)	(444,788)

Accumulated amortization of discount on convertible notes payable	238,420	32,050

Remaining discount	(704,776)	(412,738)

	$65,662	$357,770

Note 10 – Derivative Instruments and the Fair Value of Financial Instruments

(i) Warrants Issued on August 6, 2012 and May 6, 2013

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

On February 26 and March 15, 2013 the Company issued the warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b) Subsequent Equity Sales of the SPA those warrants’ exercise price was reset to $0.25 per share and the number of warrant shares was increased to 2,732,801 and 218,623, respectively, for a total of 2,951,424.

On May 6, 2013, the Company issued the warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b) Subsequent Equity Sales of the SPA those warrants' exercise price was reset again to $0.20 per share and the number of warrant shares was increased to 3,416,001 and 273,279, respectively, for a total of 3,689,280. On May 6, 2013, investors exercised the warrants to purchase 853,333 of 1,066,667 shares of the Company’s common stock with the reset exercise price at $0.20 per share (2,732,799 of 3,416,001 warrants exercised with the reset price).

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C), or in aggregate of 5,290,665 shares of the Company’s common stock to the investor (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance.

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

Valuation of Derivative Liability

(a) Valuation Methodology

The Company’s August 6, 2012 and May 6, 2013 warrants do not trade in an active securities market, as such, the Company developed a Lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

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

(b) Valuation Assumptions

The Company’s 2013 derivative warrants were valued at each period ending date with the following assumptions:

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

•
The Warrants with an exercise price of $0.6405 exercise price is projected to reset to $0.087 to $0.192 at maturity; the Warrants with an exercise price of  $0.25 per share  is projected to reset to $0.082 to $0.095 at maturity; and the Warrants with a $0.20 exercise price is projected to rest to $0.070 to $0.073 at maturity.

•	The Company reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20

•	No warrants have expired.

•	The Company incentivized an investor to exercise 853,333 warrants on 5/6/2013 at the adjusted exercise price of 40.20 triggering a reset event.

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%
September 30, 2012	127%	173%	211%	244%	272%
March 31, 2013	122%	167%	205%	236%	264%
June 30, 2013	111%	170%	206%	237%	265%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, August 6, 2012	$(411,805)	$(411,805)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	231,521	231,521

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, August 6, 2012	(180,284)	(180,284)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(305,829)	(305,829)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	$(486,113)	$(486,113)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(317,151)	(317,151)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	(106,360)	(106,360)

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2013	$(904,624)	$(904,624)

(d) Warrants Outstanding

As of June 30, 2013, 853,333 warrants (2,732,799 warrants after the exercise price being reset to $0.20 per share) have been exercised and warrants to purchase 8,952,152 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at August 6, 2012	1,152,000	-	1,152,000	(411,805)	-	-

Mark to market				231,521		(231,521)

Derivative warrant at September 30, 2012	1,152,000	-	1,152,000	(180,284)

Mark to market				(73,723)		(73,723)

Derivative warrant at December 31, 2012	1,152,000	-	1,152,000	(106,561)

Reset of warrant shares	1,799,424

Mark to market				(379,552)		379,552

Derivative warrant at March 31, 2013	2,951,424	-	2,951,424	(486,113)

Exercise of warrants on May 6, 2013	(2,732,799)	-	(2,732,799)	-	-	-

Issuance of warrants on May 6, 2013	5,713,918	-	5,713,918	(106,360)	-	-

Reset of warrant shares	737,856		737,856

Mark to market				(317,151)		317,151

Derivative warrant at June 30, 2013	6,670,399	-	6,670,399	(904,624)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through June 30, 2013:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	5,233,177	$0.20	$0.20	$620,325	$-

Issuance of warrant shares Pursuant to Section 3(b) Subsequent Equity Sales	737,856	0.20	0.20		-

Granted	5,713,918	0.20 - 0.25	0.23	106,360	-

Canceled	-	-	-		-

Exercised	(2,732,799	0.20	-		-

Expired	-	-	-		-

Balance, June 30, 2013	8,952,152	$0.20 - 0.25	$0.23	$726,685	$-

Earned and exercisable, June 30, 2013	8,952,152	$0.20 - 0.25	$0.23	$726,685	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.20 - 0.25	8,952,152	4.82	$0.23	8,952,152	4.82	$0.23

$0.20 - 0.25	8,952,152	4.82	$0.23	8,952,152	4.82	$0.23

Note 11 – Commitments and Contingencies

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

Note 12 – Equity

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

I.

(1) Enter into exclusive international license agreement for all Agro Genesis intellectual property and products as it applies to stevia
(2) Enter into cooperative agreements to work with Vietnam Institutes (a) Medical Plant Institute in Hanoi; (b) Agricultural Science Institute of Northern Central Vietnam
(3) Enter into farm management agreements with local growers including the Provincial and National projects;
(4) Take over management of three existing nurseries
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

*
On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned by and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone.  These shares were valued at $0.25 per share or $750,000 on the date of release and recorded as salary and compensation - officer.

**
On June 23, 2013, the remaining 3,000,000 Escrow Shares have been earned by and released to Ventures stockholder upon achievement of the Second and the Third Milestones within two (2) years of June 23, 2011, the Closing Date associated with the Milestones.  These shares were valued at $0.20 per share or $600,000 on June 23, 2013 and recorded as salary and compensation - officer.

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

The Company recorded $375,000 and $187,500 in directors’ fees for the fiscal year ended March 31, 2013 and for the period from April 11, 2011 (inception) through March 31, 2012, respectively.

The Company recorded $93,750 for the interim period ended June 30, 2013.

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

Common Shares Issued in Connection with Consulting Agreement

On April 30, 2013, the Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services rendered by Mountain Sky.  500,000 of the shares vested at the time of grant, and 500,000 will vest on the one (1) year anniversary of the date of grant. The 500,000 shares vested on April 30, 2013 were valued at $0.20 per share or $100,000 and recorded as consulting fee.

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

Exercise of Warrants with Issuance of New Warrants per the Warrant Reset Offer

On May 3, 2013, the Company entered into a Warrant Exercise Reset Offer Letter Agreement (the "Reset Letter") with an investor (the  "Investor")  whereby the Company and the Investor agreed that the Investor would immediately exercise his warrant to purchase 853,333  shares of common stock of the Company at an exercise price of $0.20 per share for cash in the aggregate of $170,667.  In  consideration  for the Investor's  immediate  exercise,  the Company agreed to issue to the Investor three (3) new warrants in the amounts of 1,877,333, 1,066,666  and  2,346,666,  with exercise  prices of $0.20,  $0.25 and $0.25 per share, respectively (the "Series A Warrants",  "Series B Warrants" and "Series C Warrants",  respectively,  and collectively  the "New  Warrants").  The Series A Warrants are subject to the Company's call right, and the Series C Warrants are only exercisable upon the Investor's exercise in full of the Series A

Warrants. In connection with the Reset Letter, the Company agreed to use its best efforts to file a registration statement (the "Registration Statement") with the United States Securities and Exchange Commission (the "SEC") within ten (10) business days. The Company will  use its best  efforts  to have  the  Registration  Statement declared effective by the SEC within thirty (30) days. The Company filed a registration statement (the "Registration Statement") with the Securities  and Exchange  Commission  (the "SEC") within ten (10) business days which was declared effective by the SEC within thirty (30) days.

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

Garden State Securities, Inc. (the "Placement  Agent")  served  as the placement agent of the Company for the Warrant reset Offering on May 6, 2013. In consideration for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $13,653, (ii) warrants equal to eight percent (8%) of the aggregate number of shares exercised by the Investor, and (iii) upon exercise of the New Warrants by the Company,  the  Placement  Agent will receive additional  warrants  equal to eight percent (8%) of the number of shares issued upon exercise of the New Warrants (collectively, the "Agent Warrants").

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

Future minimum payments required under this agreement at June 30, 2013 were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the year)	$22,500
2015	30,000
2016	30,000

$82,500

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

Note 14 – Concentrations and Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the interim period ended June 30, 2013 and the accounts receivable at June 30, 2013.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases

	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013

Growers Synergy Pte. Ltd. – related party	6.5%	50.1%	2.68%	26.4%
Stevia Ventures Corporation	0.7%	16. 9%	33.9%	55.7%
SG Agro Tech Pte Ltd	68.1%	-%	58.0%	-%

	75.3%	67.0%	94.6%	82.1%

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On July 25, 2013, the Supreme Court of the State of New York, County of New York, entered an order (the "Order") that approved a settlement (the "Settlement Agreement") between the Company and Hanover Holdings I, LLC, a New York limited liability company ("Hanover"), in the matter entitled Hanover Holdings I, LLC v. Stevia Corp., Case No. 156345/2013 (the "Action").  Hanover commenced the Action against the Company on July 12, 2013 to recover $1,042,000 of past-due accounts payable of the Company, which Hanover had purchased from a vendor of the Company pursuant to the terms of a separate receivable purchase agreement between Hanover and such vendor (the "Assigned Account"), plus fees and costs (the "Claim").  The Assigned Account relates to certain farming supplies provided to the Company by the vendor.  The Order provides for the full and final settlement of the Claim and the Action.  The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on July 25, 2013.  Pursuant to the terms of the Settlement Agreement approved by the Order, on July 26, 2013, the Company issued and delivered to Hanover 7,500,000 shares (the "Settlement Shares") of the Company's common stock, $0.001 par value (the "Common Stock").  Giving effect to such issuance, the Settlement Shares represent approximately 9.88% of the total number of shares of Common Stock presently outstanding.

The Settlement Agreement provides that the Settlement Shares will be subject to adjustment on the trading day immediately following the Calculation Period (as defined below) to reflect the intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement be based upon a specified discount to the trading volume weighted average price (the "VWAP") of the Common Stock for a specified period of time subsequent to the Court's entry of the Order.  Specifically, the total number of shares of Common Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $1,042,000 (representing the total amount of the Claim), by (B) 65% of the average of the lowest 40 VWAPs of the Common Stock over the 120-consecutive trading day period (subject to extension under the Settlement Agreement) immediately following the date of issuance of the initial Settlement Shares (or such shorter trading-day period as may be determined by Hanover in its sole discretion by delivery of written notice to the Company) (the "Calculation Period"); (ii) the quotient obtained by dividing (A) $22,500, representing (1) $25,000 of Hanover's legal fees and expenses incurred in connection with the Action that the Company has agreed to pay less (2) $2,500 heretofore paid by the Company, by (B) 100% of the VWAP of the Common Stock over the Calculation Period; and (iii) the quotient obtained by dividing (A) agent fees of $83,360, by (B) 100% of the VWAP of the Common Stock over the Calculation Period, rounded up to the nearest whole share (the "VWAP Shares").  As a result, the Company ultimately may be required to issue to Hanover substantially more shares of Common Stock than the number of Settlement Shares initially issued (subject to the limitations described below).  The Settlement Agreement further provides that if, at any time and from time to time during the Calculation Period, Hanover reasonably believes that the total number of Settlement Shares previously issued to Hanover shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement Agreement, Hanover may, in its sole discretion, deliver one or more written notices to the Company, at any time and from time to time during the Calculation Period, requesting that a specified number of additional shares of Common Stock promptly be issued and delivered to Hanover or its designee (subject to the limitations described below), and the Company will upon such request reserve and issue the number of additional shares of Common Stock requested to be so issued and delivered in the notice (all of which additional shares shall be considered "Settlement Shares" for purposes of the Settlement Agreement).  At the end of the Calculation Period, (i) if the number of VWAP Shares exceeds the number of Settlement Shares issued, then the Company will issue to Hanover or its designee additional shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares, and (ii) if the number of VWAP Shares is less than the number of Settlement Shares, then Hanover or its designee will return to the Company for cancellation that number of shares of Common Stock equal to the difference between the number of VWAP Shares and the number of Settlement Shares.  Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.  The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to Hanover or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder), result in the beneficial ownership by Hanover and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of three month periods ended June 30, 2013 and June 30, 2012

For the three month period ended June 30, 2013 we incurred a net loss of $1,278,244, compared to a net loss of $413,936 for the three month period ended June 30, 2012.  The increase was mainly attributed to an increase in loss from operations from $401,394 to $1,366,972.

General and administration expenses and professional fees for the three month period ended June 30, 2013 amounted to $253,611 and $208.846 respectively, compared to $44,712 and $116,728, respectively, during the three month period ended June 30, 2012.  Research and development fees for the three month period ended June 30, 2013 were $0 compared to $78,984 during the three month period ended June 30, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $93,750, $600,000 and $66,178 respectively, compared to $93,750, $0, $0 during the three month period ended June 30, 2012.

Liquidity and Capital Resources

As at June 30, 2013 we have $1,417,521 in current assets, including $266,479 in cash, and $2,398,883 in current liabilities.  As at June 30, 2013, our total assets were $2,984,380 and our total liabilities were $3,303,507.  Our net working capital deficit as at June 30, 2013 was $981,362.

During the three month period ended June 30, 2013, we used cash of $283,039 in operating activities and used cash of $16,475 in investing activities, respectively.  During the three month period ended June 30, 2013, we funded our operations from operating revenues, the proceeds of private sales of equity and convertible notes.  During the three month period ended June 30, 2013, we raised $152,013 through the proceeds of sales of common stock, net of costs.

As of June 30, 2013, convertible promissory notes in the aggregate principal amount of $770,438 remained outstanding.  In connection with the issuance of such notes, we issued to the investors warrants to purchase an aggregate of 2,281,753 shares of common stock at a price per share of $0.25.

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

On  December  7,  2012,  a  Registration  Statement  on Form  S-1  was  declared effective,  registering a total of 17,018,545 of our shares of common stock (the “Registered Shares”).  14,885,211of the Registered Shares are shares that we may put to Southridge Partners II, LP (“Southridge”) pursuant to an equity purchase agreement (the “Equity Purchase  Agreement”) between Southridge and the Company, effective January 26, 2012. 1,066,667 of the Registered Shares are the shares of common  stock  issued to the  accredited  investors  pursuant to the  Securities Purchase Agreement, and another 1,066,667 of the Registered Shares are shares of common stock underlying warrants issued to such accredited investors pursuant to the Securities Purchase Agreement.  We have not put any shares to Southridge pursuant to the Equity Purchase Agreement.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on July 16, 2013.  As of, and for the three months ended June 30, 2013, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to the matters set forth in our Current Report on Form 8-K, filed on July 29, 2013.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information set forth in Item 5 below regarding the Note is hereby incorporated into this Item 2 by reference.  The Note was offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent to the quarter ended June 30, 2013, on July 16, 2013, the Company entered into a $400,000 Promissory Note (the “Note”) with an accredited investor (the “Investor”) whereby the Investor agreed to loan to the Company up to $400,000 pursuant to the terms of the Note.  The Note provides for the first $100,000 to be advanced upon closing and additional amounts will be advanced at the Investor’s sole discretion.  Each advance is subject to a 10% original issue discount, such that the total amount which may actually be received by the Company pursuant to the Note is only $360,000.  The maturity date for each advance made under the Note is one year from the date of such advance.  If the Company repays the Note on or before 90 days from the effective date, the interest rate shall be 0%, otherwise a one-time interest charge of l2% shall be applied to the principal sum.

The Notes are convertible into common stock of the Company on a cashless basis at any time, at a conversion price equal to the lesser of $0.26 or 65% of the lowest trade price in the 25 trading days prior to the conversion.  If the conversion shares are not deliverable by DWAC an additional 10% discount will apply, and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount will apply.  Unless otherwise agreed in writing by both parties, at no time will the Investor convert any amount of the Note into common stock that would result in the Investor owning more than 4.99% of the common stock outstanding.  The Company will reserve at least 3,000,000 shares of Common Stock for issuance upon conversion of the Preferred Stock.

The Company agreed to include all shares issuable upon conversion of the Note in its next registration statement filed with the Securities and Exchange Commission.

So long as the Note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the Note, then the Company shall notify the Investor of such additional or more favorable term and such term, at the Investor's option, shall become a part of the transaction documents with the Company.

Garden State Securities, Inc. (the “Placement Agent”) served as the placement agent of the Company for the Note.  In consideration for services rendered as the Placement Agent, the Company and Investor agreed that eight percent (8%) of any amounts advanced under the Note would be wired directly to the Placement Agent by the Investor as payment of the Placement Agent’s fee.

The foregoing descriptions of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Name

3.1(1)	Articles of Incorporation, including all amendments to date

3.2(2)	Amended and Restated Bylaws

10.1(3)	Stipulation of Settlement between the Company and Hanover, dated July 16, 2013

10.2	$400,000 Promissory Note, dated July 16, 2013

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certification

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Form S-1 filed on July 16, 2008 and the Current Report on Form 8-K filed March 9, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2013.
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

STEVIA CORP.
Dated: August 19, 2013	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)