Form 10-Q
period 2013-09-30
Stevia Corp
filed 2013-11-20
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2013

Common stock, $.001 par value	79,445,634

STEVIA CORP.
FORM 10-Q

September 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

September 30, 2013 and 2012

 Stevia Corp.
 Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$832,971	$424,475
Accounts receivable	19,241	158,008
Seeds	1,042,000	-
Prepayments and other current assets	75,447	33,096

Total current assets	1,969,659	615,579

Non-current assets:
Property and equipment	24,400	7,925
Accumulated depreciation	(3,040)	(1,234)

Property and equipment, net	21,360	6,691

Acquired technology	1,635,300	1,635,300
Accumulated amortization	(136,275)	(81,765)

Acquired technology, net	1,499,025	1,553,535

Website development costs	5,315	5,315
Accumulated amortization	(2,403)	(1,869)

Website development costs, net	2,912	3,446

Security deposit	15,000	15,000

Total assets	$3,507,956	$2,194,251

Liabilities and equity
Current liabilities:
Accounts payable	$1,157,298	$948,073
Accounts payable - president and CEO	171,942	89,193
Accrued expenses	9,100	19,700
Accrued interest	69,531	21,627
Advances from president and significant stockholder	10,743	21,238
Convertible notes payable - net of discount	997,842	357,700
Current portion of derivative liability	-	-

Total current liabilities	2,416,456	1,457,531

Non-Current liabilities:
Derivative liability	456,513	486,113

Total non-current liabilities	456,513	486,113

Total liabilities	2,872,969	1,943,644

Equity
Stevia Corp stockholders' equity:
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
77,408,968 and 63,555,635 shares issued and outstanding, respectively	77,409	63,556
Additional paid-in capital	6,423,081	4,760,624
Accumulated deficit	(5,545,489)	(4,359,415)

Total Stevia Corp stockholders' equity	955,001	464,765

Non-controlling interest in subsidiary
Noncontrolling interest - retained earnings in consolidated subsidiaries	(320,014)	(214,158)

Non-controlling interest in subsidiary	(320,014)	(214,158)

Total Equity	634,987	250,607

Total Liabilities and Equity	$3,507,956	$2,194,251

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Six months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,505,119	$547,858	$112,797	$112,517

Cost of revenues
Farm produce	758,809	-
Farm expenses	313,309	30,270	-	-
Farm field lease	-	-	15,000	7,500
Farm management services - related parties	120,000	60,000	592,550	532,550

Total cost of revenues	1,192,118	90,270	607,550	540,050

Gross margin	313,001	457,588	(494,753)	(427,533)

Operating expenses:
Directors' fees	187,500	93,750	187,500	93,750
Professional fees	309,732	100,886	241,993	125,265
Research and development	190,880	74,349	118,669	39,685
Salary and compensation - officer	600,000	-	-	-
Salary and compensation - others	66,178	-	51,877	51,877
General and administrative expenses	253,399	116,320	135,295	88,565

Total operating expenses	1,607,689	385,305	735,334	399,142

Loss from operations	(1,294,688)	72,283	1,230,087	826,675

Other (income) expense:
Change in fair value of derivative liability	(635,844)	(318,693)	-	-
Debt discount	563,183	356,813	-	-
Derivative expense	-	-	-	-
Financing cost	22,000	22,000	-	-
Foreign currency transaction gain (loss)	-	-	1,315	214
Interest expense	47,903	25,850	30,332	18,891
Other (income) expense	-	-	-	-

Total other (income) expense	(2,758)	85,970	31,647	19,105

Loss before income tax provision and non-controlling interest	(1,291,930)	(13,687)	1,261,734	845,780

Income tax provision	-	-	-	-

Net loss
Net loss before non-controlling interest	(1,291,930)	(13,687)	1,261,734	845,780
Net loss attributable to the non-controlling interest	(105,856)	(30,509)	(52,360)	(52,360)

Net income (loss) attributable to Stevia Corp.	$(1,186,074)	$16,822	$1,209,374	$793,420

Net income (loss) per common share
- Basic and diluted:	$(0.02)	$0.00	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	69,429,617	74,104,718	60,666,442	62,953,249

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
for the Interim Period Ended September 30, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

					Total
			Additional		STEV Stockholders'		Total
	Common Stock Par Value $0.001		paid-in	Accumulated	Equity	Non-controlling	Equity
	Number of Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, March 31, 2012	58,354,775	$58,355	$1,474,751	$(2,323,551)	$(790,445)	$-	$(790,445)

Restricted common shares issued for farm management services to a related party valued at $0.79 per share discounted at 69% on July 5, 2012	500,000	500	272,050		272,550		272,550

Restricted common shares issued for technology rights valued at $0.79 per share discounted at 69% on July 5, 2012	3,000,000	3,000	1,632,300		1,635,300		1,635,300

Common shares issued for notes conversion at $0.832143 per share on July 6, 2012	600,858	601	499,399		500,000		500,000

Common shares issued for conversion of accrued interest at $0.832143 per share on July 6, 2012	33,335	33	27,707		27,740		27,740

Common shares and warrants issued to two investors for cash at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933		500,000		500,000

Warrants issued to investors in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(381,300)		(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of equity units on August 6, 2012			(52,500)		(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(30,504)		(30,504)		(30,504)

Issuance of warrants in connection with convertible note payable issued in February and March 2013			220,438		220,438		220,438

Beneficial conversion feature in connection with convertible note payable issued in February and March 2013			224,350		224,350		224,350

Common shares issued for future director services on October 4, 2011 earned during the period			375,000		375,000		375,000

Net loss				(2,035,864)	(2,035,864)	(214,158)	(2,250,022)

Balance, March 31, 2013	63,555,635	63,556	4,760,624	(4,359,415)	464,765	(214,158)	250,607

Common shares issued for consulting services valued at $0.20 per share on April 30, 2013	500,000	500	99,500		100,000		100,000

Exercise of warrant with exercise price adjusted to $0.20 per share on May 6, 2013	853,333	853	169,813		170,666		170,666

Commissions and legal fees paid in connection with the exercise of units on May 6, 2013			(18,653)		(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			595,852		595,852		595,852

Warrants issued to investors in connection with warrants exercised on May 6, 2013 classified as derivative liability			(833,106)		(833,106)		(833,106)

Make good shares released to officer for achieving the second and third milestones on June 21, 2013	3,000,000	3,000	597,000		600,000		600,000

Common shares issued for future director services on October 4, 2011 earned during the period ending June 30,2013			93,750		93,750		93,750

Initial Settlement shares of 7.5mm issued on July 26, 2013 and additional shares of 2mm issued on September 30, 2013 in accordance with the settlement agreement for past due accounts payables	9,500,000	9,500	1,032,500		1,042,000		1,042,000

Reclassification of derivative liability to additional paid-in capital associated with reclassification of warrants			(167,949)		(167,949)		(167,949)

Common shares issued for future director services on October 4, 2011 earned during the period ending September 30,2013			93,750		93,750		93,750

Net loss				(1,186,074)	(1,186,074)	(105,856)	(1,291,930)

Balance, September 30, 2013	77,408,968	$77,409	$$6,423,081	$(5,545,489)	$955,001	$(320,014)	$634,987

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Six months	For the Six Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interest	$(1,291,930)	$(1,261,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,806	436
Amortization expense - acquired technology	54,510	27,255
Amortization expense - website development costs	534	534
Amortization of discount of convertible notes payable	588,183	-
Change in fair value of derivative liability	(635,844)	(231,521)
Common shares issued for director services earned during the period	187,500	187,500
Common shares issued for services-related party	600,000	272,550
Common shares issued for outside services	100,000
Changes in operating assets and liabilities:
Accounts receivable	138,767	(112,517)
Prepayments and other current assets	(42,351)	146,303
Accounts payable	209,225	78,183
Accounts payable - President and CEO	82,749	-
Accrued expenses	(10,600)	4,100
Accrued interest	47,904	30,314

Net cash provided by (used in) operating activities	30,453	(627,076)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,475)	(1,323)

Net cash used in investing activities	(16,475)	(1,323)

Cash flows from financing activities:
Advances from (repayments to) president and stockholder	(10,495)	2,100
Proceeds from issuance of convertible notes, net of costs	253,000	200,000
Proceeds from sale of common stock, net of costs	-	447,500
Proceeds from exercise of warrants, net of cost	152,013	-

Net cash provided by financing activities	394,518	649,600

Net change in cash	408,496	21,202

Cash at beginning of the period	424,475	15,698

Cash at end of the period	$832,971	$36,900

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for past due payables	$1,042,000	$-

Issuance of common stock for conversion of convertible notes	$-	$500,000

Issuance of common stock for conversion of accrued interest	$-	$27,739

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
September 30, 2013 and 2012
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

Formation of SC Brands Pte Ltd

On October 1, 2013, the Company formed SC Brands Pte Ltd (“SC Brands”) under the laws of Singapore, with the Company owning 70% of the shares and 30% owned by a Singapore strategic partner that will provide the working capital funds via fixed convertible notes to the Company.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

SC Brands Pte Ltd	Singapore	October 1, 2013	70%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of website development costs; interest rate; revenue recognized or recognizable; sales returns and allowances; foreign currency exchange rate; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and March 31, 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

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

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

There was no allowance for doubtful accounts as or September 30, 2013 or March 31, 2013.

The Company does not have any off-balance-sheet credit exposure to its customers.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended September 30, 2013 or 2012.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interests in its majority owned subsidiaries in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity.  Non-controlling interests represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiaries. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Interim Period Ended September 30, 2013	For Interim Period Ended September 30, 2012
Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	-	3,000,000

Sub-total Make Good Escrow Shares	-	3,000,000

Convertible Note Shares

On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and the entire accrued unpaid interest for the total amount of $220,438 convertible at $0.25 per share with interest at 12% per annum due on September 30, 2013. The note is currently in default with no penalty.
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
	1,000,000	426,667

On February 26, 2013, the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The note is in default with no penalty.	1,400,000	-

On July 16, 2013, the Company issued a convertible note for $400,000, with consideration of $360,000 and a $40,000 original issue discount. The lender provided $100,000 on July 18, and $ 25,000 on September 26, 2013, respectively, with conversion price at the lesser of $0.26 or 65% of the lowest trade price for the 30 day period before conversion, The notes are due (1) one year from the date of each payment with interest at 12% per annum.	1,479,290

On August 27, 2013, the Company issued a convertible notes in the amount of $153,000 convertible at 65% multiplied by the arket price, with interest at 8% per annum due on May 26, 2014.	1,806,020	-

Sub-total Convertible Note Shares	6,567,062	1,308,419

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance. On February 26, 2013, warrants issued subsequent to the investor and agent warrants triggered a reset of those warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share. On May 8, 2013, investors exercised 853,333 of the 1,066,667 investor warrants at $0.20 per share.
	956,481	-

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in the aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	-

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	-

On May 6, 2013, the Company issued three (3) series of warrants. Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share expiring five (5) years from the date of issuance.	2,027,520	-

Series B warrants include (i) warrants to purchase 1,066,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,151,999	-

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised.	2,534,399	-

Sub-total Warrant Shares	8,952,152	-

Total potentially outstanding dilutive common shares	15,519,214	4,308,419

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	March 31, 2013

Property and equipment	5	24,400	$7,925

Less accumulated depreciation		(3,040)	(1,234)

		21,360	$6,691

Depreciation Expense

Depreciation expense was $1,806 and $436 for the interim period ended September 30, 2013 and 2012, respectively.

Note 5 – Acquired Technology

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

	Estimated Useful Life (Years)	September 30, 2013	March 31, 2013

Technology right	15	$1,635,300	$1,635,300

Less accumulated amortization		(136,275)	(81,765)

		$1,499,025	$1,553,535

Amortization Expense

Amortization expense was $54,510 and $27,255 for the interim period ended September 30, 2013 and 2012, respectively.

Note 6 – Website Development Costs

Website development costs, stated at cost, less accumulated amortization consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	March 31, 2013

Website development costs	5	5,315	$5,315

Accumulated amortization		(2,403)	(1,869)

		2,912	$3,446

Amortization expense

Amortization expense was $534 each for the interim period ended September 30, 2013 and 2012, respectively.

Note 7 – Related Party Transactions

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011.  For the interim periods ended September 30, 2013 and 2012, the Company recorded $1,500 and $1,500 in rent expenses due Leverage Investment LLC, respectively.

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

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the interim period ended September 30, 2013	For the interim period ended September 30, 2012

Farm management services – related parties	$120,000	$60,000

	$120,000	$60,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the fiscal year)	$20,000

$20,000

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

For the fiscal year ended March 31, 2013, Stevia Asia provided Stevia Technew $200,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related parties. On March 1, 2013, the partners agreed to terminate the Cooprative Agreement specific to the investment in an agricultural project and no further obligation by either party related to the payment of $200,000.

Note 8 – Convertible Notes Payable

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

The relative fair value of these warrants granted, estimated on the date of grant, was $110,425 in aggregate, which was recorded as a discount to the convertible notes payable. After allocating the $110,425 portion of the proceeds to the warrants as a discount to the Convertible Note, an additional $113,925 was allocated to a beneficial conversion feature by crediting additional $113,925 to additional paid-in capital and debiting the same amount to the beneficial conversion feature.  The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Notes. The amortization of the discount and beneficial conversion feature were fully amortized as of September 30, 2013.

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

The relative fair value of these warrants was $98,095, which was recorded as a discount to the convertible note payable. After allocating the $98,095, portion of the proceeds to the warrants as a discount to the Convertible Note, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the face amount was allocated to a beneficial conversion feature by crediting $122,343 to additional paid-in capital and debiting the same amount to the beneficial conversion feature. The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Note and were fully amortized as of September 30, 2013.

Convertible notes payable consisted of the following:

	September 30, 2013	March 31, 2013
On March 7, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and all of the accrued unpaid interest for the total amount of $220,438 convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The note is currently in default with no penalty.
	220,438	220,438

On May 30, 2012, the Company issued a convertible note in the amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000.	200,000	200,000

On February 26, 2013, the Company issued two (2) convertible notes in the amount of $250,000 and $100,000, respectively, for an aggregate of $350,000 with interest at 12% per annum, due on September 30, 2013, convertible at $0.25 per share. In connection with the issuance of the convertible notes, the Company issued to both notes holders a warrant to purchase 1,000,000 shares and 400,000 shares, respectively, in the aggregate of 1,400,000 shares of the Company’s common stock. The note is currently in default with no penalty.	350,000	350,000

On July 16, 2013, the Company issued a convertible note for $400,000, with consideration of $360,000 and a $40,000 original issue discount. The lender paid $100,000 On July 18, and $ 25,000 on September 26, 2013, respectively, with conversion price the lesser of $0.26 or 65% of the lowest trade price for 30 day period before conversion, The notes are due one (1) year from the date each payment with interest at 12% per annum.	125,000	-

On August 27, 2013, the Company issued a convertible notes in the amount of $153,000 convertible at 65% multiplied by the Market price with interest at 8% per annum due on May 26, 2014.	153,000	-

Sub-total: convertible notes payable	1,048,438	770,438

Discount representing (i) the relative fair value of the warrants issued (ii) the beneficial conversion features and (iii) the derivative liability on conversion feature	(645,829)	(444,788)

Accumulated amortization of discount on convertible notes payable	595,233	32,050

Remaining discount	(50,596)	(412,738)

	$997,842	$357,770

Note 9 – Derivative Instruments and the Fair Value of Financial Instruments

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

On February 26 and March 15, 2013 the Company issued warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b) Subsequent Equity Sales of the SPA, the previously issued warrants’ exercise price was reset to $0.25 per share and the number of warrant shares was increased to 2,732,801 and 218,623, respectively, for a total of 2,951,424.

On May 6, 2013, the Company issued warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b) Subsequent Equity Sales of the SPA the previously issued warrants' exercise price was reset again to $0.20 per share and the number of warrant shares was increased to 3,416,001 and 273,279, respectively, for a total of 3,689,280. On May 6, 2013, investors exercised the warrants to purchase 853,333 of the 1,066,667 shares of the Company’s common stock with the reset exercise price at $0.20 per share (2,732,799 of 3,416,001 warrants exercised with the reset price).

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C), or in aggregate 5,290,665 shares of the Company’s common stock to the investors (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance.

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

•	The Company reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20

•	No warrants have expired.

•	The Company incentivized an investor to exercise 853,333 warrants on 5/6/2013 at the adjusted exercise price of 40.20 triggering a reset event.

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%

September 30, 2012	127%	173%	211%	244%	272%

March 31, 2013	122%	167%	205%	236%	264%

September 30, 2013	110%	168%	202%	233%	261%

(c) Fair Value of Derivative Warrants

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants to purchase 2,951,424(reset to 6,247,146 on May 1, 2013) shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, August 6, 2012	$(411,805)	$(411,805)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	231,521	231,521

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, August 6, 2012	(180,284)	(180,284)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(305,829)	(305,829)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	(486,113)	(486,113)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	76,760	76,760

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	(106,360)	(106,360)

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2013	$(456,513)	$(456,513)

(d) Warrants Outstanding

As of September 30, 2013, 853,333 warrants (2,732,799 warrants after the exercise price being reset to $0.20 per share) have been exercised and warrants to purchase 8,952,152 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at August 6, 2012	1,152,000	-	1,152,000	(411,805)	-	-

Mark to market				231,521		(231,521)

Derivative warrant at September 30, 2012	1,152,000	-	1,152,000	(180,284)

Mark to market				(73,723)		(73,723)

Derivative warrant at December 31, 2012	1,152,000	-	1,152,000	(106,561)

Reset of warrant shares	1,799,424

Mark to market				(379,552)		379,552

Derivative warrant at March 31, 2013	2,951,424	-	2,951,424	(486,113)

Exercise of warrants on May 6, 2013	(2,732,799)	-	(2,732,799)	-	-	-

Issuance of warrants on May 6, 2013	5,713,918	-	5,713,918	(106,360)	-	-

Reset of warrant shares	737,856		737,856

Mark to market				76,760		(76,760)

Derivative warrant at September 30, 2013	6,670,399	-	6,670,399	(456,513)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through September 30, 2013:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	5,233,177	$0.20	$0.20	620,325	$-

Issuance of warrant shares Pursuant to Section 3(b) Subsequent Equity Sales	737,856	0.20	0.20		-

Granted	5,713,918	0.20 - 0.25	0.23	106,360	-

Canceled	-	-	-		-

Exercised	(2,732,799	0.20	-		-

Expired	-	-	-		-

Balance, September 30, 2013	8,952,152	$0.20 - 0.25	$0.23	726,685	$-

Earned and exercisable, September 30, 2013	8,952,152	$0.20 - 0.25	$0.23	726,685	$-

Unvested, September 30, 2013	-	$-	$-	-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.20 - 0.25	8,952,152	4.56	$0.23	8,952,152	4.56	$0.23

$0.20 - 0.25	8,952,152	4.56	$0.23	8,952,152	4.56	$0.23

Note 10 – Commitments and Contingencies

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

On November 15, 2013, the Company approved an amendment to the Articles of Incorporations to increase the authorized number of shares to Two hundred and fifty million (250,000,000) shares, par value $0.001 per share.

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

The Company recorded $187,500 each for the interim period ended September 30, 2013 and 2012, respectively.

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

On November 12, 2013, the Company exercised its right and terminated the Equity Purchase Agreement effective immediately.

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

Issuance of Common Stock per the Settlement Agreement

On July 25, 2013, the Supreme Court of the State of New York, County of New York (the  "Court"),  entered  an order (the  "Order")  approving the settlement  (the   "Settlement Agreement")  between the Company  and Hanover Holdings I, LLC, a New York limited  liability company  ("Hanover"),  Hanover commenced the action against the Company on July 12, 2013 to recover $1,042,000 of past-due accounts payable of the Company, plus fees and costs (the  "Claim"). The  Settlement  Agreement  became effective  and binding upon the Company and Hanover upon  execution of the Order by the Court on July 25, 2013.

On July 26, 2013, the Company issued and delivered to Hanover 7,500,000 shares (the "Initial  Settlement  Shares") of the Company's common stock,  $0.001 par value (the "Common  Stock"),  pursuant to the terms of the Settlement Agreement approved by the Order.

The Settlement  Agreement  provides that the Initial Settlement Shares will be  subject  to  adjustment  on  the  trading  day  immediately   following  the Calculation  Period to reflect the  intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the  Settlement  Agreement be based upon a specified  discount to the trading volume  weighted  average price of the Common Stock for a specified period of time subsequent to the Court's entry of the Order.  Accordingly, on September  30, 2013,  the Company issued and delivered to Hanover 2,000,000 Additional  Settlement Shares pursuant to the terms of the Settlement Agreement.

The  issuance  of  Common  Stock to  Hanover  pursuant  to the terms of the Settlement  Agreement  approved  by the  Order is exempt  from the  registration requirements of the Securities Act pursuant to Section 3(a)(10).

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

Note 12 – Research and Development

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

Future minimum payments required under this agreement at September 30, 2013 were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the year)	$15,000

2015	30,000

2016	30,000

$75,000

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

Note 13 – Concentrations and Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the interim period ended September 30, 2013 and the accounts receivable at September 30, 2013.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases

	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013

Growers Synergy Pte. Ltd. – related party	45.0%	50.1%	5.4%	26.4%

Stevia Ventures Corporation	18.8%	16. 9%	31.1%	55.7%
SG Agro Tech Pte Ltd	-%	-%	53.8%	-%

	63.8%	67.0%	90.3%	82.1%

Note 14 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On October 15, 2013, the Company issued a convertible note in the amount of $58,000 with interest at 10% per annum due on May 1, 2014.  As a debenture security, the Company issued 1,250,000 restricted common shares to the note holder.

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

Overview

We were incorporated on May 21, 2007 in the State of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock.  Effective November 15, 2013,we filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock from one hundred million (100,000,000) shares of Common Stock to two hundred fifty million (250,000,000) shares of Common Stock, each with a par value of $0.001.

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

During the past fiscal year, we completed our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Vietnam day-to-day operations. We have also begun to explore commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited (“TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the “Cooperative Agreement”) through our subsidiary Stevia Asia Limited (“Stevia Asia”), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the “Joint Venture”). Pursuant to the Cooperative Agreement Stevia Asia agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia’s financial capabilities.

We have also continued to establish research and production relationships with local institutions and companies in Vietnam. In April, 2012 we announced plans to begin field trials in Indonesia.

On March 19, 2012, we formed a wholly-owned subsidiary, Stevia Asia Limited, a company incorporated under the companies ordinance of Hong Kong (“Stevia Asia”) that will allow the Company to expand its China operations. Hero Tact Limited, a wholly-owned subsidiary of Stevia Asia, was incorporated under the companies ordinance of Hong Kong and renamed Stevia Technew Limited on April 28, 2012.

On October 1, 2013, we formed SC Brands Pte. Ltd., a Singapore corporation and a subsidiary in which we own a 70% equity interest.  SC Brands will allow us to develop consumer brand products.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed July 15, 2013. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of Three Month Periods Ended September 30, 2013 and September 30, 2012

For the three month period ended September 30, 2013 we had net income of $16,822, compared to a net loss of $563,935 for the three month period ended September 30, 2012.  The increase in net income was mainly attributed to an increase in revenues from $112,517 to $547,858.

General and administration expenses and professional fees for the three month period ended September 30, 2013 amounted to -$211 and $100,886 respectively, compared to $90,601 and $112,765 during the three month period ended September 30, 2012.  Research and development fees for the three month period ended September 30, 2013 were $190,880 compared to $39,685 during the three month period ended September 30, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $93,750, $0 and $0 respectively, compared to $93,750, $0 and $51,877 during the three month period ended September 30, 2012.

Comparison of Six Month Periods Ended September 30, 2013 and September 30, 2012

For the six month period ended September 30, 2013 we incurred a net loss of $1,186,074, compared to a net loss of $1,030,232 for the six month period ended September 30, 2012.  The increase was mainly attributed to an increase in cost of revenues from 540,050 to 1,192,118 and an increase in operating expenses from $722,035 to $1,607,689, offset by an increase in revenues from $112,517 to 1,505,119.

General and administration expenses and professional fees for the six month period ended September 30, 2013 amounted to $253,399 and $309,732 respectively, compared to $135,314 and $228,675 during the six month period ended September 30, 2012.  Research and development fees for the six month period ended September 30, 2013 were $190,880 compared to $118,669 during the six month period ended September 30, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $187,500, $600,000 and $66,178 respectively, compared to $187,500, $0 and $51,877 during the six month period ended September 30, 2012.

Liquidity and Capital Resources

As at September 30, 2013 we have $1,969,659 in current assets, and $2,416,456 in current liabilities.  As at September 30, 2013 we have $832,971 in cash.  As at September 30, 2013, our total assets were $3,507,956 and our total liabilities were $2,872,969.  Our net working capital deficit as at September 30, 2013 was $446,797.

During the six month period ended September 30, 2013, we used cash of $30,453 in operating activities and used cash of $16,475 in investing activities, respectively.  During the six month period ended September 30, 2013, we funded our operations from revenue from operations and the proceeds of private sales of equity and convertible notes.  During the six month period ended September 30, 2013, we raised $253,000 through the issuance of convertible notes and $152,013 through the proceeds from exercise of warrants, net of costs.

As of September 30, 2013, convertible promissory notes in the aggregate principal amount of $997,842, net of discounts, remained outstanding.

In July, 2012 outstanding convertible promissory notes in the principal amount of $500,000 were converted into an aggregate of 634,193 shares of our common stock.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Financing Stockholders”) to raise $500,000 in a private placement financing (the “Offering”). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders:  (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000.  Garden State Securities, Inc. (“GSS”) served as the placement agent for such equity financing.  Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration  for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and (ii) issue to GSS  or its  designee,  a warrant  to  purchase  up  to  85,333  shares  of  the  Company's  common  stock representing  8% of the Shares sold in the Offering)  with an exercise price of $0.6405  per  share and a term of five (5) years.  Pursuant to the antidilution adjustment provision included in the Offering, on August 5, 2013, the Company issued a notice to one of the investors, Cranshire Capital Master Fund, Ltd., that the total share amount under the Cranshire Warrant had been increased to 683,202 and the exercise price had been reduced to $0.20 as a result of certain other offerings of the Company and on September 30, 2013 and additional 286,666 share were issued to such investor in connection with such antidilution provisions.  The shares issuable upon exercise of the Cranshire Warrant are included within this registration statement.  We will not receive any proceeds from the sale of such shares.  We may, however, receive gross proceeds of up to $136,640.40 upon the cash exercise of the Cranshire Warrants.  Any such proceeds we receive will be used for working capital and general corporate matters.

On May 3, 2013, in consideration for the immediate cash exercise of outstanding warrants to purchase 853,333 shares of common stock of the Company at a price per share of $0.20, the Company issued the Anson Warrants which are included in this registration statement.  The warrant to purchase 1,877,333 shares of common stock is subject to a right of repurchase by the Company upon the satisfaction of certain conditions, at a price of $0.001 per warrant share.  The warrant to purchase 2,346,666 shares is only exercisable upon the investor’s exercise in full of the warrant to purchase 1,877,333 shares.  We will not receive any proceeds from the sale of those shares of common stock.  We may, however, receive gross proceeds of up to $1,228,799.60 upon the cash exercise of the Anson Warrants.  Any such proceeds we receive will be used for working capital and general corporate matters.

On July 16, 2013, the Company entered into a $400,000 Promissory Note (the “June 2013 Note”) with an accredited investor (the “Investor”) whereby the Investor agreed to loan to the Company up to $400,000 pursuant to the terms of the June 2013 Note.  The June 2013 Note provides for the first $100,000 to be advanced upon closing and additional amounts will be advanced at the Investor’s sole discretion.  Each advance is subject to a 10% original issue discount, such that the total amount which may actually be received by the Company pursuant to the June 2013 Note is only $360,000.  The maturity date for each advance made under the June 2013 Note is one year from the date of such advance.  If the Company repays the June 2013 Note on or before 90 days from the effective date, the interest rate shall be 0%, otherwise a one-time interest charge of l2% shall be applied to the principal sum.  The June 2013 Notes are convertible into common stock of the Company on a cashless basis at any time, at a conversion price equal to the lesser of $0.26 or 65% of the lowest trade price in the 25 trading days prior to the conversion.  If the conversion shares are not deliverable by DWAC an additional 10% discount will apply, and if the shares are ineligible for deposit into the DTC system and only eligible for Xclearing deposit an additional 5% discount will apply.  So long as the June 2013 Note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the June 2013 Note, then the Company shall notify the Investor of such additional or more favorable term and such term, at the Investor's option, shall become a part of the transaction documents with the Company.

On August 22, 2013, we issued a convertible promissory note to Asher Enterprises, Inc. in the principal amount of $153,500 (the “Asher Note”), pursuant to the terms of a Securities Purchase Agreement.  The Note matures on May 26, 2014, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a 35% discount to the average of the lowest three trading prices for our common stock during the 30 day trading period prior to the conversion date.

Subsequent to the quarter ended September 30, 2013, on October 15, 2013, we issued a Convertible Debenture in the principal amount of $58,000 (the “Debenture”), to Black Mountain Equities, Inc. (“Black Mountain”).  The Debenture matures on May 1, 2014, incurs a one-time interest charge of 10%, and is convertible into shares of our common stock at a conversion price of $0.20 per share.  The Debenture is secured by 1,250,000 shares of our common stock.  The Debenture provides that on the next registration statement the Company files, the Company will include the shares issuable upon conversion of the Debenture.  Black Mountain also received a warrant to purchase 1,000,000 shares of our common stock, with an exercise price of $0.25 per share and a term of five years.

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

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia through our research programs, as well as our ability to develop and manage our own crop and aquaculture production operations.  These planned research and agricultural development activities require significant cash expenditures.  We do not expect to generate the necessary cash from our operations during the next 6  to 12 months to expand our business as desired.  As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  In addition, the terms of the Securities Purchase Agreement contain certain restrictions on our ability to engage in financing transactions. Specifically, the Securities Purchase Agreement prohibits us from engaging in any issuance of Common Stock for a period of 90 days after the effective date of the Securities Purchase Agreement, and for a period of two years thereafter, contains additional restrictions on certain types of financing transactions. The Securities Purchase Agreement contains carveouts to such financing restrictions for certain exempted transactions including (i) issuances pursuant to a stock option plan, (ii) securities issued upon the conversion of outstanding securities, (iii) securities issued pursuant to acquisitions or other strategic transactions, and (iv) up to $500,000 in stock and warrants on the same terms as set forth in the Securities Purchase Agreement.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on July 16, 2013.  As of, and for the three months ended September 30, 2013, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2013, we issued the Asher Note, pursuant to the terms of a Securities Purchase Agreement.  The Note matures on May 26, 2014, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a 35% discount to the average of the lowest three trading prices for our common stock during the 30 day trading period prior to the conversion date.  The Asher Note was offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 15, 2013, we issued the Debenture to Black Mountain.  The Debenture matures on May 1, 2014, incurs a one-time interest charge of 10%, and is convertible into shares of our common stock at a conversion price of $0.20 per share.  The Debenture is secured by 1,250,000 shares of our common stock.  The Debenture provides that on the next registration statement the Company files, the Company will include the shares issuable upon conversion of the Debenture.  Black Mountain also received a warrant to purchase 1,000,000 shares of our common stock, with an exercise price of $0.25 per share and a term of five years.  The Debenture was offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Southridge Agreement

On November 12, 2013, we terminated the Equity Purchase Agreement (the “Purchase Agreement”) with Southridge Partners II, LP (“Southridge”), pursuant to its terms by delivering written notice of termination to Southridge.  Under the terms of the Purchase Agreement, Southridge was to purchase, at the Company's election, up to $20,000,000 of the Company's registered common stock.  At the time of termination we had not put any shares to Southridge pursuant to the Purchase Agreement.

Amendment to Articles of Incorporation

Effective November 15, 2013, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock from one hundred million (100,000,000) shares of Common Stock to two hundred fifty million (250,000,000) shares of Common Stock, each with a par value of $0.001.

Item 6. Exhibits

Exhibit Number	Name

3.1	Articles of Incorporation, including all amendments to date

3.2 (1)	Amended and Restated Bylaws

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certification

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVIA CORP.
Dated: November 19, 2013	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)