Form 10-Q/A
period 2013-09-30
Stevia Corp
filed 2013-11-25
CIK 1439813

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 20, 2013 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q and to make correct certain items in the financial statements in accordance therewith. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

STEVIA CORP.
FORM 10-Q/A

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

September 30, 2013 and 2012

 Stevia Corp.
 Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$832,971	$424,475
Accounts receivable	19,241	158,008
Seeds	1,042,000	-
Prepayments and other current assets	75,447	33,096

Total current assets	1,969,659	615,579

Non-current assets:
Property and equipment	24,400	7,925
Accumulated depreciation	(3,040)	(1,234)

Property and equipment, net	21,360	6,691

Acquired technology	1,635,300	1,635,300
Accumulated amortization	(136,275)	(81,765)

Acquired technology, net	1,499,025	1,553,535

Website development costs	5,315	5,315
Accumulated amortization	(2,403)	(1,869)

Website development costs, net	2,912	3,446

Security deposit	15,000	15,000

Total assets	$3,507,956	$2,194,251

Liabilities and equity
Current liabilities:
Accounts payable	$1,157,298	$948,073
Accounts payable - president and CEO	171,942	89,193
Accrued expenses	9,100	19,700
Accrued interest	69,531	21,627
Advances from president and significant stockholder	10,743	21,238
Convertible notes payable - net of discount	997,842	357,700
Current portion of derivative liability	-	-

Total current liabilities	2,416,456	1,457,531

Non-Current liabilities:
Derivative liability	456,513	486,113

Total non-current liabilities	456,513	486,113

Total liabilities	2,872,969	1,943,644

Equity
Stevia Corp stockholders' equity:
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
77,408,968 and 63,555,635 shares issued and outstanding, respectively	77,409	63,556
Additional paid-in capital	6,423,081	4,760,624
Accumulated deficit	(5,545,489)	(4,359,415)

Total Stevia Corp stockholders' equity	955,001	464,765

Non-controlling interest in subsidiary
Noncontrolling interest - retained earnings in consolidated subsidiaries	(320,014)	(214,158)

Non-controlling interest in subsidiary	(320,014)	(214,158)

Total Equity	634,987	250,607

Total Liabilities and Equity	$3,507,956	$2,194,251

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Six months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,505,119	$547,858	$112,797	$112,517

Cost of revenues
Farm produce	758,809	-
Farm expenses	313,309	30,270	-	-
Farm field lease	-	-	15,000	7,500
Farm management services - related parties	120,000	60,000	592,550	532,550

Total cost of revenues	1,192,118	90,270	607,550	540,050

Gross margin	313,001	457,588	(494,753)	(427,533)

Operating expenses:
Directors' fees	187,500	93,750	187,500	93,750
Professional fees	309,732	100,886	241,993	125,265
Research and development	190,880	74,349	118,669	39,685
Salary and compensation - officer	600,000	-	-	-
Salary and compensation - others	66,178	-	51,877	51,877
General and administrative expenses	253,399	116,320	135,295	88,565

Total operating expenses	1,607,689	385,305	735,334	399,142

Income (Loss) from operations	(1,294,688)	72,283	(1,230,087)	(826,675)

Other (income) expense:
Change in fair value of derivative liability	(635,844)	(318,693)	-	-
Debt discount	563,183	356,813	-	-
Derivative expense	-	-	-	-
Financing cost	22,000	22,000	-	-
Foreign currency transaction gain (loss)	-	-	1,315	214
Interest expense	47,903	25,850	30,332	18,891
Other (income) expense	-	-	-	-

Total other (income) expense	(2,758)	85,970	31,647	19,105

Loss before income tax provision and non-controlling interest	(1,291,930)	(13,687)	(1,261,734)	(845,780)

Income tax provision	-	-	-	-

Net loss
Net loss before non-controlling interest	(1,291,930)	(13,687)	(1,261,734)	(845,780)
Net loss attributable to the non-controlling interest	(105,856)	(30,509)	(52,360)	(52,360)

Net income (loss) attributable to Stevia Corp.	$(1,186,074)	$16,822	$(1,209,374)	$(793,420)

Net income (loss) per common share
- Basic and diluted:	$(0.02)	$0.00	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	69,429,617	74,104,718	60,666,442	62,953,249

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
for the Interim Period Ended September 30, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

					Total
			Additional		STEV Stockholders'		Total
	Common Stock Par Value $0.001		paid-in	Accumulated	Equity	Non-controlling	Equity
	Number of Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, March 31, 2012	58,354,775	$58,355	$1,474,751	$(2,323,551)	$(790,445)	$-	$(790,445)

Restricted common shares issued for farm management services to a related party valued at $0.79 per share discounted at 69% on July 5, 2012	500,000	500	272,050		272,550		272,550

Restricted common shares issued for technology rights valued at $0.79 per share discounted at 69% on July 5, 2012	3,000,000	3,000	1,632,300		1,635,300		1,635,300

Common shares issued for notes conversion at $0.832143 per share on July 6, 2012	600,858	601	499,399		500,000		500,000

Common shares issued for conversion of accrued interest at $0.832143 per share on July 6, 2012	33,335	33	27,707		27,740		27,740

Common shares and warrants issued to two investors for cash at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933		500,000		500,000

Warrants issued to investors in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(381,300)		(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of equity units on August 6, 2012			(52,500)		(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of equity units on August 6, 2012 classified as derivative liability			(30,504)		(30,504)		(30,504)

Issuance of warrants in connection with convertible note payable issued in February and March 2013			220,438		220,438		220,438

Beneficial conversion feature in connection with convertible note payable issued in February and March 2013			224,350		224,350		224,350

Common shares issued for future director services on October 4, 2011 earned during the period			375,000		375,000		375,000

Net loss				(2,035,864)	(2,035,864)	(214,158)	(2,250,022)

Balance, March 31, 2013	63,555,635	63,556	4,760,624	(4,359,415)	464,765	(214,158)	250,607

Common shares issued for consulting services valued at $0.20 per share on April 30, 2013	500,000	500	99,500		100,000		100,000

Exercise of warrant with exercise price adjusted to $0.20 per share on May 6, 2013	853,333	853	169,813		170,666		170,666

Commissions and legal fees paid in connection with the exercise of units on May 6, 2013			(18,653)		(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			595,852		595,852		595,852

Warrants issued to investors in connection with warrants exercised on May 6, 2013 classified as derivative liability			(833,106)		(833,106)		(833,106)

Make good shares released to officer for achieving the second and third milestones on June 21, 2013	3,000,000	3,000	597,000		600,000		600,000

Common shares issued for future director services on October 4, 2011 earned during the period ending June 30,2013			93,750		93,750		93,750

Initial Settlement shares of 7.5mm issued on July 26, 2013 and additional shares of 2mm issued on September 30, 2013 in accordance with the settlement agreement for past due accounts payables	9,500,000	9,500	1,032,500		1,042,000		1,042,000

Reclassification of derivative liability to additional paid-in capital associated with reclassification of warrants			(167,949)		(167,949)		(167,949)

Common shares issued for future director services on October 4, 2011 earned during the period ending September 30,2013			93,750		93,750		93,750

Net loss				(1,186,074)	(1,186,074)	(105,856)	(1,291,930)

Balance, September 30, 2013	77,408,968	$77,409	$$6,423,081	$(5,545,489)	$955,001	$(320,014)	$634,987

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Six months	For the Six Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interest	$(1,291,930)	$(1,261,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,806	436
Amortization expense - acquired technology	54,510	27,255
Amortization expense - website development costs	534	534
Amortization of discount of convertible notes payable	588,183	-
Change in fair value of derivative liability	(635,844)	-
Common shares issued for director services earned during the period	187,500	187,500
Common shares issued for services-related party	600,000	272,550
Common shares issued for outside services	100,000
Changes in operating assets and liabilities:
Accounts receivable	138,767	(112,517)
Prepayments and other current assets	(42,351)	146,303
Accounts payable	209,225	78,183
Accounts payable - President and CEO	82,749	-
Accrued expenses	(10,600)	4,100
Accrued interest	47,904	30,314

Net cash provided by (used in) operating activities	30,453	(627,076)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,475)	(1,323)

Net cash used in investing activities	(16,475)	(1,323)

Cash flows from financing activities:
Advances from (repayments to) president and stockholder	(10,495)	2,100
Proceeds from issuance of convertible notes, net of costs	253,000	200,000
Proceeds from sale of common stock, net of costs	-	447,501
Proceeds from exercise of warrants, net of cost	152,013	-

Net cash provided by financing activities	394,518	649,600

Net change in cash	408,496	21,202

Cash at beginning of the period	424,475	15,698

Cash at end of the period	$832,971	$36,900

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for past due payables	$1,042,000	$-

Issuance of common stock for conversion of convertible notes	$-	$500,000

Issuance of common stock for conversion of accrued interest	$-	$27,739

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

Comparison of Three Month Periods Ended September 30, 2013 and September 30, 2012

For the three month period ended September 30, 2013 we had net income of $16,822, compared to a net loss of $793,420 for the three month period ended September 30, 2012.  The increase in net income was mainly attributed to an increase in revenues from $112,517 to $547,858.

General and administration expenses and professional fees for the three month period ended September 30, 2013 amounted to $116,320 and $100,886 respectively, compared to $88,565 and $125,265 during the three month period ended September 30, 2012.  Research and development fees for the three month period ended September 30, 2013 were $74,349 compared to $39,685 during the three month period ended September 30, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $93,750, $0 and $0 respectively, compared to $93,750, $0 and $51,877 during the three month period ended September 30, 2012.

Comparison of Six Month Periods Ended September 30, 2013 and September 30, 2012

For the six month period ended September 30, 2013 we incurred a net loss of $1,186,074, compared to a net loss of $1,209,374 for the six month period ended September 30, 2012.  The increase was mainly attributed to an increase in cost of revenues from $607,550 to 1,192,118 and an increase in operating expenses from $735,334 to $1,607,689, offset by an increase in revenues from $112,797 to 1,505,119.

General and administration expenses and professional fees for the six month period ended September 30, 2013 amounted to $253,399 and $309,732 respectively, compared to $135,295 and $228,675 during the six month period ended September 30, 2012.  Research and development fees for the six month period ended September 30, 2013 were $190,880 compared to $118,669 during the six month period ended September 30, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $187,500, $600,000 and $66,178 respectively, compared to $187,500, $0 and $51,877 during the six month period ended September 30, 2012.

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

Item 6. Exhibits

Exhibit Number	Name

3.1 (1)	Articles of Incorporation, including all amendments to date

3.2 (2)	Amended and Restated Bylaws

31 (1)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32 (1)	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 20, 2013.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEVIA CORP.
Dated: November 22, 2013	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)