Form 10-Q
period 2013-12-31
Stevia Corp
filed 2014-02-19
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2013

Common stock, $.001 par value	89,711,849

STEVIA CORP.
FORM 10-Q

December 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

December 31, 2013 and 2012

 Stevia Corp.
 Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
Assets

Current assets:
Cash	$85,366	$424,475
Accounts receivable	164,988	158,008
Seeds	1,807,000	-
Prepayments and other current assets	74,946	33,096
Total current assets	2,132,300	615,579

Non-current assets:
Property and equipment	24,400	7,925
Accumulated depreciation	(4,334)	(1,234)
Property and equipment, net	20,066	6,691
Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(163,530)	(81,765)

Acquired technology, net	1,471,770	1,553,535

Website development costs	5,315	5,315
Accumulated amortization	(2,670)	(1,869)

Website development costs, net	2,645	3,446

Security deposit	15,000	15,000

Total assets	$3,641,781	$2,194,251

Liabilities and equity

Current liabilities:
Accounts payable	$1,092,237	$948,073
Accounts payable - president and CEO	262,576	89,193
Accrued expenses	9,600	19,700
Accrued interest	145,144	21,627
Advances from president and significant stockholder	10,743	21,238
Convertible notes payable - net of discount	1,071,569	357,700
Current portion of derivative liability	-	-
Total current liabilities	2,591,869	1,457,531

Non-Current liabilities:
Derivative note liabilities	227,772	-
Derivative warrant liabilities	369,747	486,113
Total non-current liabilities	597,519	486,113

Total liabilities	3,189,388	1,943,644

Equity
Stevia Corp stockholders' equity:
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
82,695,634 and 63,555,635 shares issued and outstanding, respectively	82,695	63,556
Additional paid-in capital	6,813,321	4,760,624
Common stock to be issued	279,222	-
Accumulated deficit	(6,376,899)	(4,359,415)
Total Stevia Corp stockholders' equity	798,339	464,765

Non-controlling interest in subsidiary
Noncontrolling interest - retained earnings in consolidated subsidiaries	(345,946)	(214,158)

Non-controlling interest in subsidiary	(345,946)	(214,158)

Total Equity	452,393	250,607

Total Liabilities and Equity	$3,641,781	$2,194,251

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,893,865	$388,746	$120,939	$8,142

Cost of revenues
Farm produce	758,809	-	-	-
Farm expenses	318,234	4,925	66,743	66,743
Farm field lease	-	-	21,250	6,250
Farm management services - related parties	180,000	60,000	652,550	60,000
Total cost of revenues	1,257,043	64,925	740,543	132,993

Gross margin	636,822	323,821	(619,604)	(124,851)

Operating expenses:
Directors' fees	195,313	7,813	281,250	93,750
Professional fees	487,867	178,135	352,031	123,356
Research and development	262,810	71,930	118,669	-
Salary and compensation - officer	600,000	-	-	-
Salary and compensation - others	66,556	378	110,982	59,105
General and administrative expenses	387,040	133,641	204,616	69,302
Total operating expenses	1,999,586	391,897	1,067,548	345,513

Loss from operations	(1,362,764)	(68,076)	(1,687,152)	(470,364)

Other (income) expense:
Change in fair value of derivative liability	(675,949)	(40,105)	(305,244)	(73,723)
Debt discount	626,446	63,263	-	-
Debt settlement loss	561,077	561,077	-	-
Excess of fair value of warrants over notes, net of OID	38,075	38,075	-	-
Financing cost	30,000	8,000	16,125	2,807
Foreign currency transaction gain (loss)	-	-	1,316	1
Interest expense	123,516	75,613	40,462	10,130
Other (income) expense	83,343	83,343	-	-
Total other (income) expense	786,508	789,266	(247,341)	(60,785)

Loss before income tax provision and non-controlling interest	(2,149,272)	(857,342)	(1,439,811)	(409,579)

Income tax provision	-	-	-	-

Net loss
Net loss before non-controlling interest	(2,149,272)	(857,342)	(1,439,811)	(409,579)
Net loss attributable to the non-controlling interest	(131,788)	(25,932)	(97,338)	(44,978)

Net income (loss) attributable to Stevia Corp.	$(2,017,484)	$(831,410)	$(1,342,473)	$(364,601)

Net income (loss) per common share
- Basic and diluted:	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	72,842,975	79,632,959	61,613,572	63,225,253

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
For the Interim Period Ended December 31, 2013 (Unaudited) and for the Fiscal Year Ended March 31, 2013

	Common Stock Par Value $0.001
	Number of		Additional	Common stock	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Amount	paid-in Capital	to be Issued	Deficit	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 31, 2012	58,354,775	$58,355	$1,474,751	$-	$(2,323,551)	$(790,445)	$-	$(790,445)

Restricted common shares issued for farm management services to a related party valued at $0.79 per share discounted at 69%
on July 5, 2012	500,000	500	272,050			272,550		272,550

Restricted common shares issued for technology rights
valued at $0.79 per share discounted at 69%
on July 5, 2012	3,000,000	3,000	1,632,300			1,635,300		1,635,300

Common shares issued for notes conversion
at $0.832143 per share on July 6, 2012	600,858	601	499,399			500,000		500,000

Common shares issued for conversion of accrued interest
at $0.832143 per share on July 6, 2012	33,335	33	27,707			27,740		27,740

Common shares and warrants issued to two investors for cash
at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933			500,000		500,000

Warrants issued to investors in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(381,300)			(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of
equity units on August 6, 2012			(52,500)			(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(30,504)			(30,504)		(30,504)

Issuance of warrants in connection with
convertible note payable issued in February and March 2013			220,438			220,438		220,438

Beneficial conversion feature in connection with
convertible note payable issued in February and March 2013			224,350			224,350		224,350

Common shares issued for future director
services on October 4, 2011 earned during the period			375,000			375,000		375,000

Net loss					(2,035,864)	(2,035,864)	(214,158)	(2,250,022)
Balance, March 31, 2013	63,555,635	63,556	4,760,624	-	(4,359,415)	464,765	(214,158)	250,607

Common shares issued for consulting services
valued at $0.20 per share on April 30, 2013	500,000	500	99,500			100,000		100,000

Exercise of warrant with exercise price adjusted
to $0.20 per share on May 6, 2013	853,333	853	169,813			170,666		170,666

Commissions and legal fees paid in connection with the exercise of
warrants on May 6, 2013			(18,653)			(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			595,852			595,852		595,852

Warrants issued to investors in connection with warrants
exercised on May 6, 2013 classified as derivative liability			(833,106)			(833,106)		(833,106)

Make good shares released to officer for achieving
the second and third milestones on June 21, 2013	3,000,000	3,000	597,000			600,000		600,000

Common shares issued for future director
services on October 4, 2011 earned during the period endng June 30,2013			93,750			93,750		93,750

Reclassification to derivative liability for warrants
that became derivatives			(167,949)			(167,949)		(167,949)

Common shares issued for future director
services on October 4, 2011 earned during the period endng September 30, 2013			93,750			93,750		93,750

Anti-dilution shares issued in accordance with the Security Purchase
Agreement dated August 1, 2012 on October 1, 2013	286,666	286	(286)			-		-

Common shares issued for future director service
on December 4, 2013	1,500,000	1,500	186,000			187,500		187,500

Common shares issued for future director service
on December 4, 2013			(187,500)			(187,500)		(187,500)

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	13,000,000	13,000	1,416,715	279,222		1,708,937		1,708,937

Common shares issued for future director service on December 4, 2013
earned during the period endng December 31, 2013			7,811			7,811		7,811

Net loss					(2,017,484)	(2,017,484)	(131,788)	(2,149,272)

Balance, December 31, 2013	82,695,634	$82,695	$6,813,321	$279,222	$(6,376,899)	$798,339	$(345,946)	$452,393

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Nine months	For the Nine Months
	Ended	Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interest	$(2,149,272)	$(1,439,811)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,100	762
Amortization expense - acquired technology	81,765	54,510
Amortization expense - website development costs	801	801
Amortization of discount of convertible notes payable	626,446	-
Debt settlement loss	561,077	-
Excess of fair value of warrants over notes, net of OID	38,075	-
Change in fair value of derivative liability	(675,949)	(305,244)
Common shares issued for director services earned during the period	195,312	281,250
Common shares issued for services-related party	600,000	272,550
Common shares issued for outside services	205,860	-
Changes in operating assets and liabilities:
Accounts receivable	(6,980)	(120,659)
Seeds	(765,000)	-
Prepayments and other current assets	(41,850)	142,858
Accounts payable	144,164	412,110
Accounts payable - president and CEO	173,383	-
Accrued expenses	(10,100)	6,045
Accrued interest	123,517	40,397
Net cash used in operating activities	(895,651)	(654,431)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,475)	(4,889)
Net cash used in investing activities	(16,475)	(4,889)

Cash flows from financing activities:
Advances from (repayments to) president and significant stockholder	(10,495)	2,100
Proceeds from issuance of convertible notes, net of costs	431,500	200,000
Proceeds from sale of common stock, net of costs	-	447,500
Proceeds from exercise of warrants, net of costs	152,012	-
Net cash provided by financing activities	573,017	649,600

Net change in cash	(339,109)	(9,720)

Cash at beginning of the period	424,475	15,698

Cash at end of the period	$85,366	$5,978

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for past due payables	$1,042,000	$-
Issuance of common stock for conversion of convertible notes	$-	$500,000
Issuance of common stock for conversion of accrued interest	$-	$27,739

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
December 31, 2013 and 2012
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

On March 4, 2011, Interpro amended its Articles of Incorporation, and changed its name to Stevia Corp. (“Stevia” or the “Company”) to reflect its intended acquisition of Stevia Ventures International Ltd.

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

Immediately prior to the consummation of the Share Exchange Agreement on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company’s former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company's common stock to the Company for cancellation.

As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Ventures. Of the 12,000,000 common shares issued 6,000,000 shares were being held in escrow pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures’ Stockholder (the “Escrow Agreement”).  Even though the shares issued only represented approximately 20.4% of the issued and outstanding common stock, immediately after the consummation of the Share Exchange Agreement, the stockholder of Ventures completely took over and controlled the board of directors and management of the Company upon acquisition.

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

Formation of Stevia Asia Limited

On March 19, 2012, the Company formed Stevia Asia Limited (“Stevia Asia”) under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”), as a wholly-owned subsidiary.

Formation of Stevia Technew Limited (Formerly Hero Tact Limited)/Cooperative Agreement

On April 28, 2012, Stevia Asia formed Hero Tact Limited, as a wholly-owned subsidiary, under the laws of HK SAR, which subsequently changed its name to Stevia Technew Limited (“Stevia Technew”).  Stevia Technew intends to facilitate a joint venture relationship with the Company’s technology partner, Guangzhou Health China Technology Development Company Limited, operating under the trade name Tech-New Bio-Technology and Guangzhou’s affiliates Technew Technology Limited.  Prior to July 5, 2012, the date of entry into the Cooperative Agreement, Stevia Technew was inactive and had no assets or liabilities.

On July 5, 2012, Stevia Asia entered into a Cooperative Agreement (the "Cooperative Agreement") with Technew Technology Limited ("Technew"), a company incorporated under the companies ordinance of Hong Kong and an associate of Guangzhou Health China Technology Development Company Limited, and Zhang Jia, a Chinese citizen (together with Technew, the "Partners") pursuant to which Stevia Asia and Partners have agreed to make Stevia Technew, a joint venture, of which Stevia Asia legally and beneficially owns 70% of the issued shares and Technew legally and beneficially owns 30% of the issued shares. The Partners will be responsible for managing Stevia Technew and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of Stevia Technew and Stevia Asia's financial capabilities. On March 1, 2013, the partners agreed to terminate the Cooperative Agreement specific to the investment in an agricultural project and no further obligation by either party related to the payment of $200,000.

The Cooperative Agreement shall automatically terminate upon either Stevia Asia or Technew ceasing to be a shareholder in Stevia Technew, or may be terminated by either Stevia Asia or Technew upon a material breach by the other party which is not cured within 30 days of notice of such breach.

Formation of SC Brands Pte Ltd

On October 1, 2013, the Company formed SC Brands Pte Ltd (“SC Brands”) under the laws of Singapore, with the Company owning 70% of the shares and 30% owned by a Singapore strategic partner that will provide the working capital funds via fixed convertible notes to the Company. As of December 31, 2013 SC Brands was inactive.

Note 2 – Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Fiscal Year End

The Company elected March 31st as its fiscal year end date upon its formation.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)
Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iv)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(v)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(vi)
Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable,accrued expenses, and accrued interest, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and March 31, 2013.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in August 2012 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities and Derivative Liability on Conversion Feature

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

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

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probablecredit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

There was no allowance for doubtful accounts as December 31, 2013 or March 31, 2013.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful livesagainst their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

Inventories

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) estimates of future demand, and (ii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence for the interim period ended December 31, 2013 or 2012.

There was no lower of cost or market adjustments for the interim period ended December 31, 2013 or 2012.

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

Intangible Assets Other Than Goodwill

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwillon a straight-line basis over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Acquired technology	15
Website development costs	5

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

Extinguishment Accounting

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

The Company considered the settlement of debt with common shares as an extinguishment of debt and applied extinguishment accounting accordingly.  The Company compared the trade accounts payable and related settlement costs with the fair value of common shares issued. Because the fair value of common shares issued was $561,077 greater than trade accounts payable and related settlement costs, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $561,077, for the reporting period ended December 31, 2013.

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

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”)to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)collectability is reasonably assured.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs.  Research and development costs are charged to expense as incurred.Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

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

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.Deferred tax assets are reduced by a valuation allowance to the extent management concludes it ismore likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

Net Income (Loss)per Common Share

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Interim PeriodEnded December 31, 2013	For Interim Period Ended December 31, 2012
Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	-	3,000,000

Sub-total Make Good Escrow Shares	-	3,000,000

Convertible Note Shares

On March 7, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that the Company completes a private placement with gross proceeds of at least $100,000. On August 6, 2012, the Company completed the very next private placement at $0.46875 per share with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and the entire accrued unpaid interest for the total amount of $220,438 with interest at 12% per annum convertible at $0.25 per share due on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 10% per annum.
	881,752	426,667

On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the unpaid principal and any accrued and unpaid interest thereon convertible, as of the Conversion Date, at the lower of (a) the price per share at which shares of capital stock issued in the Financing are sold in the Financing, or (b) the closing price of the Company's securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securi1ies, in each case over the thirty (30) day period prior to the Conversion Date; provided however, that if no active trading market for the securities exists at the time of the conversion, such amount shall be the fair market value of a share of the Company's common stock as determined in good faith by Company's Board of Directors. A "Financing" means the closing of the sale of shares of capital stock of the Company in the first equity financing transaction after the date first set forth above, in which the Company receives gross proceeds of at least $100,000, excluding conversion of this Note. The note is currently past due with no penalty and the Company continues to accrue the interest at 10% per annum.
	1,739,130	426,667

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	1,400,000	-

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.	1,762,228	-

On August 27, 2013, the Company issued a convertible note in the principal amount of $153,500, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on May 26, 2014.	2,353,573	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.	440,571	-

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 with an $8,000 Original Issuance Discount ("OID") and with interest at 10% per annum, convertible at $0.20 per share, due on May 1, 2014.	290,000	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.	812,634	-

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date .	881,142	-

Sub-total Convertible Note Shares	10,561,070	853,334

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. On February 26, 2013, warrantsissued subsequent to these warrantstriggered a reset of these warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted to 2,951,424 shares accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share and the shares to be issued under the warrants were adjusted to 3,689,280 shares accordingly. On May 8, 2013, investors exercised the warrants to purchase 2,732,799 shares (853,333 original shares) at $0.20 per share.
	956,481	1,152,000

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in the aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	-

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	-

On May 6, 2013, the Company issued three (3) series of warrants: Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share expiring five (5) years from the date of issuance.	2,027,520	-

Series B warrants include (i) warrants to purchase 1,066,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance.	1,151,999	-

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised.	2,534,399	-

On October 15, 2013, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.25 per share in connection with the issuance of convertible note.	1,000,000	-

Sub-total Warrant Shares	9,952,152	1,152,000

Total potentially outstanding dilutive common shares	20,513,222	5,005,334

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Inventory - Seeds

Inventory – seeds consisted of the following:

	December 31, 2013	March 31, 2013

Seeds (*)	$1,807,000	$-

	$1,807,000	$-

* The company acquired certain seeds in the amount of $1,807,000 in aggregate which was used for preparation of the fall planting for this spring harvest which will start from the second half of February, 2014 and last through April, 2014, $1,042,000 of which was in default. The vendor sold its accounts receivable of $1,042,000 to a third party, which sued the Company and settled the accounts payable and related legal costs and fees with the Company for the issuance of 15,538,882 common shares in aggregate.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the reporting period ended December 31, 2013 or 2012.

Note 5 – Property and Equipment

(i) Depreciation Expense

Depreciation expense was $3,100 and $762 for the interim period ended December 31, 2013 and 2012, respectively.

Note 6 – Acquired Technology

On July 5, 2012, the Company acquired the rights to certain technology from Technew Technology Limited in exchange for 3,000,000 restricted shares of the Company's common stock.  These restricted shares were valued at $0.79 per share, discounted at 69% taking into consideration its restricted nature and lack of liquidity and consistent trading in the market, for a total value of $1,635,300, which was recorded as acquired technology and is being amortized on a straight-line basis over the acquired technology's estimated useful life of fifteen (15) years.

(i) Amortization Expense

Amortization expense was $81,765 and $54,510 for the interim period ended December 31, 2013 and 2012, respectively.

Note 7 – Website Development Costs

(i) Amortization expense

Amortization expense was $801 each for the interim period ended December 31, 2013 and 2012, respectively.

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011.  For the interim periods ended December 31, 2013 and 2012, the Company recorded $4,500 each in rent expense, respectively.

Farm Management and Off-Take Agreement with Growers Synergy Pte Ltd.

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the “Management Agreement”) with Growers Synergy Pte Ltd. (“GSPL”), a Singapore corporation.  Under the terms of the Management Agreement,  the Company will engage GSPL to supervise the Company’s farm management operations, recommend quality farm management  programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization  targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services at $20,000 per month for a term of two (2) years from the date of signing expiring on November 1, 2013.  The Management Agreement may be terminated by the Company upon 30 day notice.  In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company’s GSPL supervised farms.

On October 31, 2013 ("Effective Date"), the Company extended the Management and Off-Take Agreement (the “Management Agreement”) with GSPL with the same terms and conditions for a period of two (2) years ("Term") from the Effective Date expiring October 31, 2015 and shall automatically be extended for subsequent period of one (1) year expiring October 31, 2016 ("Extended Term") unless earlier terminated in writing.

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the interim period ended December 31, 2013	For the interim period ended December 31, 2012

Farm management services – related parties	$180,000	$180,000

	$180,000	$180,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the fiscal year)	$240,000
2015	240,000
2016	240,000
2017	140,000

$860,000

Cash Commitment in Connection with the Operations of Stevia Technew

For the fiscal year ended March 31, 2013, Stevia Asia provided Stevia Technew $200,000, all of which has been paid to Guangzhou Health and expended and recorded as farm management services - related parties. On March 1, 2013, the partners agreed to terminate the Cooperative Agreement specific to the investment in an agricultural project and no further obligation by either party related to the payment of $200,000.

Note 9 – Convertible Notes Payable

(i) February 26, 2013 issuance of convertible notes with warrants

On February 26, 2013, the Company entered into two (2) 12% convertible notes payable of $350,000 in aggregate (“Convertible Notes”) with two investors (the “Payees”) maturing on September 30, 2013. The Payees have the option to convert the outstanding notes and interest due into the Company’s common shares at $0.25 per share at any time prior to September 30, 2013. In connection with the issuance of the Convertible Notes, the Company granted to the Payees a warrant to purchase 1,400,000 common shares exercisable at $0.25 per share expiring three (3) years from the date of issuance. The notes were currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.

The Company estimated the relative fair value of these warrants on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	74.53%
Risk-free interest rate	0.37%
Dividend yield	0.00%

The relative fair value of these warrants granted, estimated on the date of grant, was $110,425, which was recorded as a discount to the convertible notes payable. After allocating the $110,425 portion of the proceeds to the warrants as a discount to the Convertible Notes, an additional $113,925 was allocated to a beneficial conversion feature by crediting $113,925 to additional paid-in capital and debiting the same amount to the beneficial conversion feature.  The Company amortizes the discount and beneficial conversion feature over the term of the Convertible Notes. The amortization of the discount and beneficial conversion feature were fully amortized as of September 30, 2013.

(ii) March 15, 2013 issuance of convertible note with warrant

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable of $220,438, which is the total amount of the prior note principal and accrued interest, with the existing investor (the “Payee”), maturing on September 30, 2013. The Payee has the option to convert the outstanding note into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the convertible note. In connection with the issuance of the convertible note, the Company granted the Payee a warrant to purchase 881,753 common shares exercisable at $0.25 per share expiring three (3) years from the date of issuance. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.

The Company estimated the relative fair value of these warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	3.00
Expected volatility	75.11%
Risk-free interest rate	0.40%
Dividend yield	0.00%

The relative fair value of these warrants was $98,095, which was recorded as a discount to the convertible note payable. After allocating the $98,095, portion of the proceeds to the warrants as a discount to the convertible note, the effective conversion price of the convertible notes payable was lower than the market price at the date of issuance and per calculation the remaining balance of the face amount was allocated to a beneficial conversion feature by crediting $122,343 to additional paid-in capital and debiting the same amount to the beneficial conversion feature. The Company amortizes the discount and beneficial conversion feature over the term of the convertible note and the amounts were fully amortized as of September 30, 2013.

(iii) October 15, 2013 issuance of convertible note with derivative warrant

General Terms

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 convertible at $0.20 per share, with an $8,000 Original Issue Discount ("OID") and interest at 10% per annum maturing on May 1, 2014. The Debenture is secured by 1,250,000 restricted common shares of the Company. The restricted shares will be issued in the name of Black Mountain Equities, Inc. upon closing.

Events of Defaults

An “Event of Default”, wherever used herein, means any one of the following events: (i) An “Event of Default”, wherever used herein, means any one of the following events, (ii) A Conversion Failure; (iii) The Company or any subsidiary of the Company shall commence, or there shall be commenced against the Company or any subsidiary of the Company under any applicable bankruptcy or insolvency laws; (iv) (a) The Company or any subsidiary of the Company shall default in any of its obligations under any other indebtness in an amount exceeding $100,000, whether such indebtedness now exists or shall hereafter be created and (b) The Common Stock is suspended or delisted for trading on the Over the Counter Bulletin Board market (the “Primary Market”), (c) The Company loses its ability to deliver shares via “DWAC/FAST” electronic transfer, (d) The Company loses its status as “DTC Eligible.”, (e) The Company shall become late or delinquent in its filing requirements as a fully-reporting issuer registered with the Securities & Exchange Commission.

Piggyback Registration Rights

The Company shall include on the next registration statement the Company files with SEC (or on the subsequent registration statement if such registration statement is withdrawn) all shares issuable upon conversion of this Note. Failure to do so will result in liquidated damages of 25% of the outstanding principal balance of this Note, but not less than $25,000, being immediately due and payable to the Holder at its election in the form of cash payment or addition to the balance of this Note.

Warrants

In connection with the issuance of the convertible note, the Company granted the note holder a warrant to purchase 1,000,000 common shares with an exercise price of $0.25 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales and Section 3(c) Subsequent Rights Offerings of the warrant ("full price and share reset provisions") expiring five (5) years from the date of issuance.

Pursuant to Section 3 (b) Subsequent Equity Sales if the Company or any Subsidiary thereof, as applicable, at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock, at an effective price per share less than the then Exercise Price (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) (if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share which is less than the Exercise Price, such issuance shall be deemed to have occurred for less than the Exercise Price on such date of the Dilutive Issuance), then the Exercise Price shall be reduced and only reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise Price payable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.

Pursuant to Section 3 (c) Subsequent Rights Offerings if the Company, at any time while the Warrant is outstanding, shall issue rights, options or warrants to all holders of Common Stock (and not to Holders) entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the VWAP at the record date, then the Exercise Price shall be multiplied by a fraction, of which the denominator shall be the number of shares of the Common Stock outstanding on the date of issuance of such rights or warrants plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the numerator shall be the number of shares of the Common Stock outstanding on the date of issuance of such rights or warrants plus the number of shares which the aggregate offering price of the total number of shares so offered (assuming receipt by the Company in full of all consideration payable upon exercise of such rights, options or warrants) would purchase at such VWAP.

The fair value of note derivative liability and the warrant liability were $11,428 and $76,647, respectively, or $88,075 in aggregate; $50,000 of which was recorded as a discount to the convertible note and the $38,075 remaining balance was recorded as other expense. The Company amortizes OID and the discount to the note over the term of the convertible note and marks to market the warrant value as of each quarter end.

Convertible notes payable consisted of the following:

	December 31, 2013	March 31, 2013
On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the unpaid principal of this note and any accrued and unpaid interest thereon, as of the Conversion Date, at the lower of (a) the price per share at which shares of capital stock issued in the Financing are sold in the Financing, or (b) the closing price of the Company's securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securi1ies, in each case over the thirty (30) day period prior to the Conversion Date; provided however, that if no active trading market for the securities exists at the time of the conversion, such amount shall be the fair market value of a share of the Company's common stock as determined in good faith by Company's Board of Directors. A "Financing" means the closing of the sale of shares of capital stock of the Company in the first equity financing transaction after the date first set forth above, in which the Company receives gross proceeds of at least $100,000, excluding conversion of this Note. The note is currently past due with no penalty and the Company continues to accrue the interest at 10% per annum.
	200,000	200,000

February 26, 2013 convertible notes	350,000	350,000

March 15, 2013 convertible note	220,438	220,438

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date .	111,111	-

On August 27, 2013, the Company issued a convertible notes in the principal amount of $153,500 convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum due on May 26, 2014.	153,500	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date .	27,778	-

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 convertible at $0.20 per share, with an $8,000 Original Issue Discount ("OID") and interest at 10% per annum maturing on May 1, 2014. The Debenture is secured by 1,250,000 restricted common shares of the Company.  In connection with the issuance of the convertible note, the Company granted the note holder a warrant to purchase 1,000,000 common shares with an exercise price of $0.25 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales and Section 3(c) Subsequent Rights Offerings of the warrant ("full price and share reset provisions") expiring five (5) years from the date of issuance.
	58,000	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date, with interest at 8% per annum, due on August 25, 2014.	53,000	-

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date .	55,556	-

Sub-total: convertible notes payable	1,229,383	770,438

Discount representing (i) the relative fair value of the warrants issued, (ii) the beneficial conversion features and (iii) the derivative liability on conversion features	(816,310)	(444,788)

Accumulated amortization of discount on convertible notes payable	658,496	32,050

Remaining discount	(157,814)	(412,738)

	$1,071,569	$357,770

Note 10 – Derivative Instruments and the Fair Value of Financial Instruments

(i) Warrants Issued

Description of Warrants and Fair Value on Date of Grant

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares of the Company’s common stock to the investors (the “investors warrants”) and (ii) warrants to purchase 85,333 shares of the Company's  common  stock to the placement agent (the "agent warrants")with an exercise price of $0.6405 per share, subject to certain adjustments, pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance.

On February 26, 2013 and March 15, 2013 the Company issued warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b), the previously issued warrants’ exercise price was reset to $0.25 per share and the number of warrant shares was increased to 2,732,801 and 218,623, respectively, for a total of 2,951,424.

On May 6, 2013, the Company issued warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b), the previously issued warrants' exercise price was reset again to $0.20 per share and the number of warrant shares was increased to 3,416,001 and 273,279, respectively, for a total of 3,689,280. On May 6, 2013, investors exercised warrants to purchase 2,732,799 (out of 3,416,001) shares of the Company’s common stock at $0.20 per share.

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C), in aggregate 5,290,665 shares of the Company’s common stock to the investors (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants")with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b), expiring five (5) years from the date of issuance.

On October 15, 2013, the Company issued a warrant to purchase 1,000,000 common shares with an exercise price at $0.25 per share with full ratchet reset features expiring five (5) years from the date of issuance in connection with the issuance of a convertible note.

Derivative Analysis

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”).

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

•
The Warrants with an exercise price of $0.25 exercise price is projected to reset to $0.047 at maturity; the Warrants with an exercise price of  $0.20 per share  is projected to reset to $0.043at maturity

•	The Company had no reset event during this quarter period ending 12/31/2013. Prior reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20.

•	No warrants have expired. Warrants with full reset feature issued during this quarter period ending 12/31/2013

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%
September 30, 2012	127%	173%	211%	244%	272%
March 31, 2013	122%	167%	205%	236%	264%
December 31, 2013	111%	168%	202%	233%	261%

(c) Fair Value of Derivative Warrants

The table below provides a summary of the fair value of the derivative warrant liability and the changes in the fair value of the derivative warrants to purchase 2,951,424 (reset to 6,247,146 on May 1, 2013) shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Derivative warrants Assets (Liability)	Total

Balance, September 30, 2012	$(180,284)	$(180,284)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(305,829)	(305,829)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	(486,113)	(486,113)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	675,949	675,949
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	(787,355)	(787,355)
Transfers in and/or out of Level 3	-	-

Balance, December 31, 2013	$(597,519)	$(597,519)

(d) Warrants Outstanding

As of December 31, 2013, 853,333 warrants (2,732,799 warrants after the exercise price being reset to $0.20 per share) have been exercised and warrants to purchase 9,952,152 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at August 6, 2012	1,152,000	-	1,152,000	(411,805)	-	-
Mark to market				231,521		(231,521)
Derivative warrant at September 30, 2012	1,152,000	-	1,152,000	(180,284)
Mark to market				(73,723)		(73,723)
Derivative warrant at December 31, 2012	1,152,000	-	1,152,000	(106,561)

Reset of warrant shares	1,799,424
Mark to market				(379,552)		379,552
Derivative warrant at March 31, 2013	2,951,424	-	2,951,424	(486,113)
Exercise of warrants on May 6, 2013	(2,732,799)	-	(2,732,799)	-	-	-
Issuance of warrants on May 6, 2013	5,713,918	-	5,713,918	(106,360)	-	-
Reset of warrant shares	737,856		737,856
Issuance of warrants on Oct 15, 2013	1,000,000		1,000,000	(76,647)
Mark to market				299,373		(299,373)
Derivative warrant at December 31, 2013	7,670,399	-	7,670,399	(369,747)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through December 31, 2013:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	5,233,177	$0.20	$0.20	$620,325	$-
Issuance of warrant shares Pursuant to Section 3(b) Subsequent Equity Sales	737,856	0.20	0.20		-
Granted	6,713,918	0.20 - 0.25	0.23	183,007	-
Canceled	-	-	-		-
Exercised	(2,732,799)	0.20	-		-
Expired	-	-	-		-
Balance, December 31, 2013	9,952,152	$0.20 - 0.25	$0.23	$803,332	$-
Earned and exercisable, December 31, 2013	9,952,152	$0.20 - 0.25	$0.23	$803,332	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.20 - 0.25	9,952,152	4.36	$0.23	9,952,152	4.36	$0.23
$0.20 - 0.25	9,952,152	4.36	$0.23	9,952,152	4.36	$0.23

Note 11 – Commitments and Contingencies

Supply Agreement – between Stevia Ventures International Ltd. and Asia Stevia Investment Development Company Ltd.

On April 12, 2011, Stevia Ventures International Ltd., a subsidiary of the Company entered into a Supply Agreement (the “Supply Agreement”) with Asia Stevia Investment Development Company Ltd. (“ASID”), a foreign-invested limited liability company incorporated in Vietnam.

(i) Scope of Services

Under the terms of the Agreement, the Company engaged ASID to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from ASID.

(ii) Term

This Agreement shall come into force on the date of signing and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years ("Term") expiring on April 1, 2014 and thereafter automatically renew on its anniversary for an additional period of one (1) year expiring on April 1, 2015 ("Extended Term").

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

Supply Agreement – between Stevia Ventures International Ltd. And Stevia Ventures Corporation

On April 12, 2011, Stevia Ventures International Ltd., a subsidiary of the Company also entered into a Supply Agreement (the “Supply Agreement”) with Stevia Ventures Corporation (“SVC”), a foreign-invested limited liability company incorporated in Vietnam.

(i) Scope of Services

Under the terms of the Agreement, the Company engaged SVC to plant the Stevia Seedlings and supply the Products only to the Company to the exclusion of other customers and the Company is desirous to purchase the same, on the terms and conditions as set out in this Agreement produce Products and the Company purchase the Products from SVC.

(ii) Term

This Agreement shall come into force on the date of signing and, subject to earlier termination pursuant to certain clauses specified in the Agreement, shall continue in force for a period of three (3) years expiring April 1, 2014 ("Term") and thereafter automatically renew on its anniversary for an additional period of one (1) year expiring April 1, 2015 ("Extended Term").

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

(iii) Compensation

The Company agrees to pay to GSS at each full or incremental closing of any equity financing, convertible debt financing, debt conversion or any instrument convertible into the Company’s common stock (the “Securities Financing”) during the Exclusive Period;(i) a cash transaction fee in the amount of 8% of the amount received by the Company under the Securities Financing; and (ii) warrants (the “Warrants”) with “piggy back” registration rights, equal to 8% of the stock issued in the Securities Financing at an exercise price equal to the investors’ warrant exercise price of the Securities Financing or the price of the Securities Financing if no warrants are issued to investors.  The Company will also pay, at closing, the expense of GSS’s legal counsel pursuant to the Securities Financing and/or Shelf equal to $25,000 for Securities Financing and/or Shelf resulting in equal to or greater than $500,000 of gross proceeds to the Company, and $18,000 for a Securities Financing and/or Shelf resulting in less than $500,000 of gross proceeds to the Company.  In addition, the Company shall cause, at its cost and expense, the “Blue sky filing” and Form D in due and proper form and substance and in a timely manner.

Consulting Agreement – Mountain Sky International Limited

On April 18, 2013, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Sky International Limited (“Mountain Sky”) to perform consulting certain services for the Company. In consideration of the mutual covenants and promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, the parties agree as follows.

(i) Scope of Services

The Consultant agrees to perform certain consulting, advisory and related services to the Company.

(ii) Term

This Agreement shall commence on April 18, 2013 (the "Commencement Date") and shall continue until April 30, 2015 unless terminated. This Agreement may be terminated by either the Company or the Consultant at any time prior to the end of the Consulting Period by giving thirty (30) days written notice of termination. Such notice may be given at any time for any reason, with or without cause. The Company will pay Consultant for all Services performed by Consultant through the date of termination.

(iii) Compensation

The Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services to be rendered by Mountain Sky.  500,000 of the 1,000,000 shares vested at the time of grant, and 500,000 will vest on the one (1) year anniversary of the date of grant. The 500,000 shares vested on April 30, 2013 were valued at $0.20 per share or $100,000 and recorded as consulting fee.

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

Common Stock

Reverse Acquisition Transaction

Immediately prior to the Share Exchange Agreement on June 23, 2011, the Company had 79,800,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, Mohanad Shurrab, a shareholder and, as of the Closing Date, the Company’s former Director, President, Treasurer and Secretary, surrendered 33,000,000 shares of the Company’s common stock to the Company for cancellation.

As a result of the Share Exchange Agreement, the Company issued 12,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Stevia Ventures International Ltd. Of the 12,000,000 common shares issued in connection with the Share Exchange Agreement, 6,000,000 of such shares were being held in escrow (“Escrow Shares”) pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”), pursuant to the terms of the Make Good Escrow Agreement, between the Company, Greenberg Traurig, LLP, as escrow agent and the Ventures’ Stockholder (the “Escrow Agreement”).

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

Common Shares Issued for Obtaining Employee and Director Services

October 14, 2011 Issuance of Common Shares for Director Services

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

The Company recorded the remaining balance of $187,500 for the interim period ended December 31, 2013.

December 4, 2013 Issuance of Common Shares for Director Services

On December 4, 2013 the Company issued 1,500,000 shares to a newly appointed member of the board of directors as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director’s continuous service to the Company as a director.  These shares were valued at $0.125 per share or $187,500 on the date of grant and are being amortized over the vesting period of two (2) years or $7,811 per month.

The Company recorded $7,811 in director’s fees for the interim period ended December 31, 2013.

Common Shares Issued to Parties other than Employees for Acquiring Goods or Services

Common Shares Issued to a Related Party

On July 5, 2012, the Company issued 500,000 restricted shares of its common shares to Growers Synergy Pte Ltd., a corporation organized under the laws of the Republic of Singapore ("Singapore"), owned and controlled by George Blankenbaker, the president, director and a significant stockholder of the Company ("Growers Synergy"), as consideration for services rendered by Growers Synergy to the Company. These restricted shares were valued at $0.79 per share discounted at 69% taking into consideration of its restricted nature and lack of liquidity and consistent trading in the market or $272,550 and included in the farm management services - related party.

Common Shares Issued in Connection with Consulting Agreement

On April 18, 2013, the Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services rendered by Mountain Sky.  500,000 of the 1,000,000 shares vested at the time of grant, and 500,000 will vest on the one (1) year anniversary of the date of grant. The 500,000 shares vested on April 30, 2013 were valued at $0.20 per share or $100,000 and recorded as consulting fee.

Sale of Equity Units Including Common Stock and Warrants

Entry into Securities Purchase Agreement

On August 1, 2012, the Company entered into a Securities Purchase Agreement (the "SPA") with two (2) accredited institutional investors (the "Purchasers") to raise $500,000 in a private placement financing. On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Purchasers: (i) an aggregate of 1,066,667shares of the Company's common stock at $0.46875 per share and (ii) warrants to purchase 1,066,667 shares of the Company's common stock at an exercise price of $0.6405 expiring five (5) years from the date of issuance for a gross proceeds of $500,000.

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

Per the terms of the SPA, from the date until one (1) year anniversary of the closing date, if the Company issues or sells any shares of the Company’s common stock at a price that is less than the per share purchase price, than immediately without any obligation of or notice to the Purchasers, the per share purchase price paid shall be reduced to be the discounted per share purchase price and the number of shares issuable under this agreement shall be deemed increased to the subscription amount paid by such Purchaser. On October 1, 2013,
The Company issued 286,666 common shares to the investor according to this anti-dilutive term.

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

The Settlement  Agreement  provides that the Initial Settlement Shares will be  subject  to  adjustment  on  the  trading  day  immediately   following  the Calculation Period to reflect the  intention of the parties that the total number of shares of Common Stock to be issued to Hanover pursuant to the  Settlement  Agreement be based upon a specified  discount to the trading volume  weighted  average price (the "VWAP") of the Common Stock for a specified period of time subsequent to the Court's entry of the Order.  Specifically,  the total number of shares of Common  Stock to be issued to Hanover pursuant to the Settlement Agreement shall be equal to the sum of: (i) the quotient obtained by dividing (A) $1,042,000 (representing the total amount of the Claim), by (B) 65% of  the  average  of  the  lowest  40  VWAPs  of  the  Common   Stock  over  the 120-consecutive  trading day period  (subject to extension  under the Settlement Agreement)  immediately following the date of issuance of the Initial Settlement Shares (or such shorter  trading-day  period as may be  determined by Hanover in its  sole  discretion  by  delivery  of  written  notice  to the  Company)  (the "Calculation  Period");  (ii) the  quotient  obtained by dividing  (A)  $22,500, representing  (1)  $25,000 of  Hanover's  legal fees and  expenses  incurred  in connection  with the Action  that the  Company has agreed to pay less (2) $2,500 heretofore paid by the Company, by (B) 100% of the VWAP of the Common Stock over the Calculation  Period;  and (iii) the quotient  obtained by dividing (A) agent fees  of  $83,360,  by (B)  100%  of the  VWAP  of the  Common  Stock  over  the Calculation  Period,  rounded up to the nearest whole share (the "VWAP Shares"). As a  result,  the  Company  ultimately  may be  required  to issue  to  Hanover substantially  more shares of Common Stock than the number of Initial Settlement Shares issued  (subject to the  limitations  described  below).  The  Settlement Agreement further provides that if, at any time and from time to time during the Calculation  Period,  Hanover  reasonably  believes  that the  total  number  of Settlement  Shares  previously  issued to  Hanover  shall be less than the total number of VWAP Shares to be issued to Hanover or its designee in connection with the Settlement  Agreement,  Hanover may, in its sole discretion,  deliver one or more written  notices to the  Company,  at any time and from time to time during the Calculation Period,  requesting that a specified number of additional shares of Common  Stock  promptly be issued and  delivered  to Hanover or its  designee (subject to the  limitations  described  below),  and the Company will upon such request  reserve  and issue  the  number of  additional  shares of Common  Stock requested to be so issued and  delivered  in the notice (all of such  additional shares of  Common  Stock,  "Additional  Settlement  Shares").  At the end of the Calculation  Period,  (i) if the  number of VWAP  Shares  exceeds  the number of Initial  Settlement  Shares and Additional  Settlement  Shares issued,  then the Company will issue to Hanover or its designee  additional shares of Common Stock equal to the  difference  between  the  number of VWAP  Shares and the number of Initial  Settlement  Shares and Additional  Settlement  Shares,  and (ii) if the number of VWAP Shares is less than the number of Initial  Settlement  Shares and Additional Settlement Shares issued, then Hanover or its designee will return to the Company for cancellation  that number of shares of Common Stock equal to the difference  between  the  number  of VWAP  Shares  and  the  number  of  Initial Settlement Shares and Additional Settlement Shares.  Hanover may sell the shares of Common Stock issued to it or its designee in connection with the Settlement Agreement at any time without restriction, even during the Calculation Period.

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

On September 30, 2013, the Company issued and delivered to Hanover 2,000,000 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order. Since the issuance of the Initial Settlement Shares and Additional Settlement Shares described above, Hanover demonstrated to the Company's satisfaction that it was entitled to receive another 3,500,000 Additional Settlement Shares, based on the adjustment formula described above, and that the issuance of such Additional Settlement Shares to Hanover would not result in Hanover exceeding the beneficial ownership limitation set forth above. On December 13, 2013, the Company issued and delivered to Hanover another 3,500,000 Additional Settlement Shares and on January 22, 2014, the Company issued and delivered to Hanover the final 2,538,882 Additional Settlement Shares pursuant to the terms of the Settlement Agreement approved by the Order.

The Company considered the settlement of debt with common shares as an extinguishment of debt and applied extinguishment accounting accordingly.  The Company compared the trade accounts payable and related settlement costs with the fair value of common shares issued. Because the fair value of common shares issued was $561,077 greater than trade accounts payable and related settlement costs, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $561,077, for the reporting period ended December 31, 2013.

Warrants

Issuances of Warrants in Connection with Securities Purchase Agreement

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares of the Company’s common stock to the investors with an exercise price of $0.6405 per share subject to certain adjustments per Section 3(b) Subsequent Equity Sales of the SPA expiring five (5) years from the date of issuance in connection with the sale of common shares. The exercise price and number of warrant shares were reset to $0.25 per share and 2,732,801 shares, respectively, due to the occurrence of the February 26, 2013 reset event.

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

Note 13 – Research and Development

Lease of Agricultural Land

On December 14, 2011, the Company and Stevia Ventures Corporation (“Stevia Ventures”) entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. pursuant to which Stevia Ventures has leased l0 hectares of land (the “Leased Property”) for a term expiring five (5) years from the date of signing expiring December 14, 2016.

The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

Future minimum payments required under this agreement at December 31, 2013 were as follows:

Fiscal Year Ending March 31:

2014 (remainder of the year)	$7,500
2015	30,000
2016	30,000

$67,500

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

As of December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the interim period ended December 31, 2013 and the accounts receivable at December 31, 2013.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases
	December 31, 2013	March 31, 2013	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012

Growers Synergy Pte. Ltd. – related party	45.0%	50.1%	6.0%	49.8%
Stevia Ventures Corporation	19.3%	16. 9%	26.6%	10.3%
SG Agro Tech Pte Ltd	-%	-%	52.2%	-%
	64.3%	67.0%	84.8%	60.1%

Note 15 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On January 21, 2014 and February 4, 2014, a convertible note holder converted part of the accrued interest through the date of conversion of $23,400 and $26,325, respectively, at $0.0585 per share to 400,000 and 450, 000 shares of the Company’s common stock, respectively.

On February 7, 2014, the Company issued a convertible note in the principal amount of $80,000 convertible at $0.10 per share with interest at 8%, per annum, maturing one year from the date of issuance on February 7, 2015. In connection with the issuance of the convertible note,the Company issued the note holder a warrant to purchase 1,000,000 common shares at an exercise price of $0.10 per share with full reset features, expiring five (5) years from the date of issuance.

On February 13, 2014, one investor exercised warrants to purchase 1,877,333 shares of the Company’s common stock with an exercise price of $0.0585 per share for $109,824 in cash.

Entry into Service Agreement

On January 27, 2014, the Company entered into a Farm Management and Technology Agreement (the “Agreement”) with Ebbu LLC ("Ebbu"), that is developing proprietary marijuana farming and extraction technologies. Under the terms of the Agreement, Ebbu wishes to engage the Company to provide technical support for farm management operations and extraction for both cash and assignable warrants. The scope of work and exact compensation is still under negotiation and will be completed by the end of next week.

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

We generated revenues during the 2013 fiscal year.  We expect our primary sources of revenue will be (i) providing farm management services, which will provide protocols and other services to agriculture, aquaculture, and livestock operators, (ii) the sale of inputs such as fertilizer and feed additives to agriculture, aquaculture and livestock operators, (iii) the sale of crops and seafood produced under contract farming, (iv) the sale of products derived from the stevia plant and other agriculture crops, (v) providing extraction and refining technology services related to stevia and other medicinal herbs and (v) the sale of branded consumer products made from natural ingredients.

During the past fiscal year, we completed our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Vietnam day-to-day operations. We have also developed commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited (“TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the “Cooperative Agreement”) through our subsidiary Stevia Asia Limited (“Stevia Asia”), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the “Joint Venture”). Pursuant to the Cooperative Agreement Stevia Asia agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia’s financial capabilities.

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

On October 1, 2013, we formed SC Brands Pte. Ltd., a Singapore corporation and a subsidiary in which we own a 70% equity interest.  SC Brands will allow us to develop branded consumer products.

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

Comparison of Three Month Periods Ended December 31, 2013 and December 31, 2012

For the three month period ended December 31, 2013 we incurred a net loss of $831,410, compared to a net loss of $364,601 for the three month period ended December 31, 2012.  The increase was mainly attributed to a $561,077 loss attributed to debt settlement during the three month period ended December 31, 2013.

General and administration expenses and professional fees for the three month period ended December 31, 2013 amounted to $133,641 and $178,135 respectively, compared to $69,302 and $123,356 during the three month period ended December 31, 2012.  Research and development fees for the three month period ended December 31, 2013 were $71,930 compared to $0 during the three month period ended December 31, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $7,813, $0 and $378 respectively, compared to $93,750, $0 and $59,105 during the three month period ended December 31, 2012.

Comparison of Nine Month Periods Ended December 31, 2013 and December 31, 2012

For the nine month period ended December 31, 2013 we incurred a net loss of $2,017,484, compared to a net loss of $1,342,473 for the nine month period ended December 31, 2012.  The increase was mainly attributed to an increase in officer salary and compensation expense from $0 to $600,000, an increase in other income/expenses from a gain of $247,341 to a loss of $786,508, and offset by a an increase in revenues from $0 to $758,809.

General and administration expenses and professional fees for the nine month period ended December 31, 2013 amounted to $387,040 and $487,867 respectively, compared to $204,616 and $281,250 during the nine month period ended December 31, 2012.  Research and development fees for the nine month period ended December 31, 2013 were $262,810 compared to $118,669 during the nine month period ended December 31, 2012.  Directors fees, officer salary and compensation and other salary and compensation were $195,313, $600,000 and $66,556 respectively, compared to $281,250, $0 and $110,982 during the nine month period ended December 31, 2012.

Liquidity and Capital Resources

As at December 31, 2013 we have $2,132,300 in current assets, and $2,591,869 in current liabilities.  As at December 31, 2013 we have $85,366 in cash.  As at December 31, 2013, our total assets were $3,641,781 and our total liabilities were $3,189,388.  Our net working capital deficit as at December 31, 2013 was $459,569.

During the nine month period ended December 31, 2013, we used cash of $895,651 in operating activities and used cash of $16,475 in investing activities, respectively.  During the nine month period ended December 31, 2013, we funded our operations from revenue from operations and the proceeds of private sales of convertible notes and the exercise proceeds of warrants.  During the nine month period ended December 31, 2013, we raised $431,500 through the issuance of convertible notes and $152,012 through the proceeds of warrant exercises.

As of December 31, 2013, convertible promissory notes, net of discount, in the aggregate amount of $1,071,569 remained outstanding.

In July, 2012 outstanding convertible promissory notes in the principal amount of $500,000 were converted into an aggregate of 634,193 shares of our common stock.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Financing Stockholders”) to raise $500,000 in a private placement financing (the “Offering”). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders:  (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000.  Garden State Securities, Inc. (“GSS”) served as the placement agent for such equity financing.  Per the engagement agreement signed between GSS and the Company on June 18, 2012, in consideration  for services rendered as the placement agent, the Company agreed to: (i) pay GSS cash commissions equal to $40,000, or 8.0% of the gross proceeds received in the equity financing, and (ii) issue to GSS  or its  designee,  a warrant  to  purchase  up  to  85,333  shares  of  the  Company's  common  stock representing  8% of the Shares sold in the Offering)  with an exercise price of $0.6405  per  share and a term of five (5) years.  Pursuant to the anti-dilution adjustment provision included in the Offering, the total share amount under the Cranshire Warrant has been increased to 2,036,381 and the exercise price has been reduced to $0.0671 as a result of certain other offerings of the Company.  We may receive gross proceeds of up to $136,640.40 upon the cash exercise of the Cranshire Warrants.  Any such proceeds we receive will be used for working capital and general corporate matters.

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

On September 26, 2013, we issued a convertible note in the principal amount of $27,778 with a 10% original issuance discount and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.

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

On November 21, 2013, we issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.

On December 9, 2013, we issued a convertible note in the principal amount of $55,556 with a 10% original issuance discount and 12% one time interest. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.

Subsequent to the three months ended December 31, 2013, on February 7, 2014,we issued a Convertible Debenture to an investor in the principal amount of $80,000.  The Convertible Debenture matures on February 6, 2015, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a conversion price of $0.10 per share.

Subsequent to the three months ended December 31, 2013, on February 13, 2014, an investor exercised warrants to purchase 1,877,333 shares of the Company’s common stock with an exercise price of $0.0585 per share, yielding aggregate gross proceeds to the Company of $109,824 in cash.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on July 16, 2013.  As of, and for the three months ended December 31, 2013, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective February 7, 2014, we issued a Convertible Debenture to an investor in the principal amount of $80,000.  The Convertible Debenture matures on February 6, 2015, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a conversion price of $0.10 per share.  The Convertible Debenture requires that we reserve at least 2,000,000 shares for issuance upon its conversion and provides the holder with participation rights in future financings and piggyback registration rights on the next registration statement the Company files.  In connection with the issuance of the Convertible Debenture, the investor  also received a Common Stock Purchase Warrant to purchase 1,000,000 shares of our common stock, with an exercise price of $0.10 per share, subject to adjustment, and a term of five years.  The Convertible Debenture and Common Stock Purchase Warrant were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On November 21, 2013, we issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014 and on December 9, 2013, we issued a convertible note in the principal amount of $55,556 with a 10% original issuance discount and 12% one time interest. The convertible notes were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name

3.1(1)	Articles of Incorporation, including all amendments to date

3.2(2)	Amended and Restated Bylaws

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certification

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 20, 2013
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.

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

STEVIA CORP.
Dated: February 19, 2014	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)