Form 10-K
period 2014-03-31
Stevia Corp
filed 2014-07-15
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2013, was $20,423,205 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of July 14, 2014, there were outstanding 180,632,403 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1 — BUSINESS

Background

We are an international farm management company primarily focused on the commercial development of natural products that support a healthy lifestyle, including stevia, hemp (through our wholly owned subsidiary Real Hemp LLC), and their extracts (the “Natural Products”).

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

On July 5, 2012, Stevia Asia entered into a Cooperative Agreement with Technew Technology Limited (“Technew Technology”), a company incorporated under the companies ordinance of Hong Kong, and Zhang Ji, a Chinese citizen (together with Technew Technology, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to be owned 70% by Stevia Asia and 30% by Technew Technology, through the entity Stevia Technew Limited (the “Joint Venture”). The Partners will be responsible for managing the Joint Venture and Stevia Asia has agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing to be applied on a project by project basis and subject to those projects remaining on target to generate positive EBITDA (earnings before interest, tax, depreciation and amortization) of at least 1.5 times the investment in any particular project and subject to Stevia Asia’s financial capabilities in terms of completing a financing or series of financings that provides the Company with the ability to contribute at least $200,000 in any given month. Completion of a financing or series of financings depends on the size of any private placements with investors that the Company may complete. Although Stevia Asia or Technew Technology may believe that a project is on target to generate positive EBITDA of at least 1.5 times the investment, there is no guarantee that any particular project will generate revenue. Stevia Asia contributed $200,000 to the Joint Venture in August 2012 which was applied to a specific aquaculture project that is ongoing but has not and will not contribute additional funds until it completes a financing or series of financings that provides the Company the ability to contribute at least $200,000 in any given month. The aquaculture project is focused on producing prawns and fish using the Company’s formulated products. The Joint Venture will participate in the revenue of specific ponds based on the pro-rata capital contribution allowing the flexibility to expand its participation as and when it has the ability to contribute additional funds. The Joint Venture also participated in an agriculture project in Vietnam where

102.5 acres of chili were cultivated using the Company’s formulated products. Part of the harvest occurred during the last quarter of the 2013 fiscal year generating revenue of $2,167,812.54 for the Company. The delay of additional capital is permissible pursuant to the joint venture agreement and will only impact the number and size of specific projects and the companies continue to explore potential stevia commercial applications but failure to complete a financing or series of financings sufficient to make additional contributions will have an adverse effect on our ability to execute our business plan. The Cooperative Agreement shall automatically terminate upon either Stevia Asia or Technew ceasing to be a stockholder in the Joint Venture, or may be terminated by either Stevia Asia or Technew upon a material breach by the other party which is not cured within 30 days of notice of such breach.

On October 1, 2013, we formed SC Brands Pte. Ltd., a Singapore corporation and a subsidiary in which we own a 70% equity interest. SC Brands will allow us to develop consumer brand products.

On February 24, 2014, we formed Real Hemp LLC, a wholly owned Indiana limited liability company that will focus on application of our proprietary processes to the commercial farming of the cannabis plant.

On February 26, 2014, we entered into a farm management and technology agreement with ebbu LLC to advise on scaling commercial extraction of identified cannabinoids from the cannabis plant.

The following diagram illustrates our corporate structure:

Overview

Our focus is on implementing quality agribusiness solutions to our partners, contract growers and customers to maximize the production of agri-products and the commercial development of Natural Products that support a healthy lifestyle.

Our mission is to maximize shareholder value by consistently developing and acquiring the latest intellectual property and expanding our suite of formulated products and their applications and leveraging our farm management business model to maximize efficient production and revenue margins.

To achieve these goals we intend to develop a suite of intellectual property relating to Natural Products that will enhance the value of our farm management operations. Through our relationships with Tech-New Bio-Technology, Growers Synergy and local institutes, we are exploring the market for commercial applications of Natural Products which will be vertically integrated into our services and production.

Our production farms are currently located in Vietnam, Indonesia and China. In Vietnam and Indonesia we have contracted with growers and have established our own nurseries and test fields. In China we are working with local partners to produce our crops and our proprietary formulated products. Although our production is centered in Asia, our products and services will be marketed globally.

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

The first commercial application was started in August of 2012 for the production of approximately 2.5 acres of shrimp in China under a revenue share model with the intention to expand as we confirm available funding. In October 2012, a commercial application was started for the production of 102.5 acres of chili in Vietnam which was harvested during the first and second quarter of 2013. We are also using the formulations for the commercial stevia trial fields in Vietnam.

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

Alternative Applications of Our Technology – Commercial Farming of Cannabis

We believe our expertise growing stevia to produce specific types of extracts and our technologies for post-harvest processing, extraction and product formulation may be applicable to the cannabis industry. In February 2014 we entered into a farm management and technology agreement with ebbu LLC to provide farm management consultancy and technical expertise related to growing the cannabis plant and extracting its cannabinoids. The cannabis plant produces many chemical compounds called cannabinoids and there are more than 85 different cannabinioids that have been identified and isolated from the cannabis plant that exhibit varied effects and many of these are being studied for their psychoactive and medical properties. Cannabis plants that have been bred to produce high levels of tetrahydrocannabinol (“THC”), a psychoactive constituent, are commonly referred to as marijuana. In 2004 the United Nations estimated that global consumption of marijuana indicated that approximately 4% of the adult world population (162 million people) used marijuana annually, and that approximately 0.6% (22.5 million) people used marijuana daily. Current federal and most state regulations prevent us from participating directly in the marijuana industry and we cannot guarantee that our services or technology will provide value if the laws do not evolve in favor of marijuana production and the commercial sale of marijuana derived products, but it is our goal to position the Company to take advantage of the shifting regulatory landscape where possible.

Cannabis plants that produce very low levels of THC and are grown for industrial purposes and foodstuff products are commonly referred to as hemp. Hemp products such as seeds, oil, protein, milk, fiber and cannabidiol (“CBD”) can be legally imported and traded in the United States, but it is not legal for a U.S. company to grow hemp because of its relationship to marijuana.  Seventy percent of the world’s hemp production is currently produced in China. In February 2014 we registered a wholly owned subsidiary, Real Hemp LLC (“Real Hemp”), to import, manufacture, license and sell hemp products in the U.S. The 2012 retail value of North American hemp food, vitamin and body care products was estimated to be in the range of $156 to $171 million by the Hemp Industries Association (HIA). When clothing, auto parts, building materials and other non-food or body care products are included, the HIA estimates that the total retail value of U.S. hemp products is about $500 million.  Food and fiber uses for industrial hemp are growing rapidly and have increased over 300 percent, to an estimated 25,000 products, in the past few years.  Much of that growth is coming from the increased sales of hemp food products. CBD is one of the active cannabinoids in the cannabis plant and is a major constituent of hemp, accounting for up to 40% of the plants extract, and is considered to have a wider scope of medical applications than THC. Similar to our goals in the marijuana industry, we intend to position the Company to take advantage of regulatory changes in the hemp industry.  Real Hemp intends to work with partners in China to produce its initial hemp products.  The laws in China are very strict regarding the growing and transportation of hemp plant material and the extraction of cannabinoids from hemp.  Real Hemp intends to work with a local Chinese partner to apply for a cultivation and processing license that will allow for the commercial production of all parts of the hemp plant including the extraction of CBD and other non-psychoactive cannabinoids.

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

Stevia Production

We utilize the contract farming model to produce stevia leaf for our trial harvests and use the stevia extracts to produce our proprietary formulated products, which we are applying under the revenue share model to an aquaculture operation beginning August 2012 and a chili operation beginning October 2012.

In September 2012 we began providing samples of stevia extract to food and beverage companies and we are working closely with local parties in several South East Asian countries to provide technical information in support of recipe development. Although we believe that this product line will have growth potential, there is no guarantee that a high volume of stevia will be utilized by our customers. We expect companies will take another year to plan product launches.

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

Yield - Expected annual dry leaf yields of plant varieties commonly sourced from China is three to six tons per hectare (“Ha”). Field trial data indicates that six tons or more per Ha can be achieved working with elite strains. By continuing to build our inventory of elite strains and refine our farm management practices and technologies, we plan to improve yield and plant performance and exploit the economic value of our intellectual property.

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

Hemp Products/Services

Current US Federal law prohibits US companies from commercially growing hemp although hemp products can be imported for sale in the US.  Traditional sources of hemp for the US market such as Canada are not able to cope with the increasing demand of the US market.  Our wholly owned subsidiary, Real Hemp LLC is working together with local Chinese partners to secure consistent quality sources of hemp products such as shelled hemp seeds, edible oil, meal, flour, protein, industrial fiber and cannabinoid extracts to meet the requirements of US manufacturers and retailers.

Our Key Contracts and Relationships

Growers Synergy

Effective November 1, 2011, we engaged Growers Synergy Pte Ltd, a regional farm management services provider (“Growers Synergy”), to provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years at a cost of $20,000 per month and the agreement was renewed on November 1, 2013 for an additional year. In addition, Growers Synergy will enter into an agreement to purchase from us all the non-stevia crops produced at the farms for which they are providing management services.

We believe that the relationship with Growers Synergy will provide us with a strategic advantage and potential synergistic partnership by providing us with guaranteed off-take agreements for agriculture crops other than stevia, which will be produced as part of inter-cropping practices to maintain optimal soil conditions for stevia farming. Growers Synergy will work with us and our technology partner, Tech-New Bio-Technology, to combine the agronomy protocol with the farming models. Models and their related protocols have been commercially field tested during the first two years working with the provincial and national programs and establishing 100 Ha of field trials.

A local farm management service, such as Growers Synergy, is critical to assist us in training local teams with the documented protocol sufficient to scale to 1,000 Ha to create a turnkey project. Our goal is to be vested with fully documented protocols, local teams of trained staff capable of supporting the scale up to 1,000 Ha and farmer communities that are capable of growing stevia and other crops. To help us achieve this Growers Synergy will provide the necessary resources and assign staff to fill certain managerial and support staff positions.

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

Through our cooperative agreement with TechNew, we will also explore a potential relationship to integrate extraction and refining technology to produce high purity Reb-A and other steviol glycosides for the consumer market. We believe that vertically integrating our technologies for both commercial and consumer products may provide advantages of a diversified market, but we do not intend to enter the consumer market with a finished stevia product. It is our goal to develop core strengths in farm management and developing technologies for production and post harvest processes, and we believe that the consumer market for stevia is extremely competitive.

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

ebbu LLC

In February 2014, we entered into a Farm Management and Technology Agreement with ebbu LLC to provide farm management consultancy and technical expertise related to growing the cannabis plant and extracting its cannabinoids. The cannabis plant produces many chemical compounds called cannabinoids and there are more than 85 different cannabinioids that have been identified and isolated from the cannabis plant that exhibit varied effects and many of these are being studied for their psychoactive and medical properties. Cannabis plants that have been bred to produce high levels of tetrahydrocannabinol (“THC”), a psychoactive constituent, are commonly referred to as marijuana. Current federal and most state regulations prevent us from participating directly in the marijuana industry and we cannot guarantee that our services or technology will provide value if the laws do not evolve in favor of marijuana production and the commercial sale of marijuana derived products.

YOPCP, LLC

In April 2014, we entered into a convertible note financing agreement with YOPCP, LLC, a Colorado based manufacturer of 'In The Soup,' a line of Natural and Organic Premium Soups sold in classic glass jars (“YOPCP”).

The terms of the investment provide that, upon the terms and subject to the conditions set forth therein, we will purchase from YOPCP a senior secured convertible promissory note with an initial principal amount of $250,000 (the "Note").  We have the right to convert the Note into units of YOPCP as well as a right to participate in any future financing of YOPCP. We also have a right of first refusal with respect to the management rights for distribution of YOPCP's products in Asia for a five year period.

YOPCP has tested several recipes using Natural Products including hemp and plans to launch new soup flavors featuring Natural Products as YOPCP confirms new distribution contracts.  We believe YOPCP will become a major distribution channel and provide consumer awareness and brand platform for our Natural Products.

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

To date we have not filed patents or registered trademarks and we do not license any of our technologies. On February 28, 2014 Real Hemp LLC filed a trademark registration application to register Real Hemp as a trademark, but the application has not been approved yet. We previously had a license arrangement with Agro-Genesis, however, such license was cancelled when we partnered with TechNew.

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

We believe Real Hemp’s ability to secure increasing supplies of hemp from China will provide Real Hemp with a competitive advantage to secure new US customers that require increasing hemp supplies.  We also believe that the hemp processing technologies that Real Hemp is developing with its Chinese partner will be valuable and provide Real Hemp with a competitive advantage to produce hemp products in the US if future Federal law allows the commercial production of hemp in the US.

Our ability to fully develop our suite of products and apply them to a customer base is dependent on our ability to raise sufficient capital to fund our business operations.

Market Trends

Stevia

The original products launched that used stevia were zero calorie beverages. Subsequent product launches included a blend of sugar and stevia that advertised reduced calories. Stevia is now used across 38 categories of food and beverages with most of the applications involving a blend of sugar and stevia for a reduced calorie product using all natural sweeteners.

Hemp

Recently there has been increased interest in food and fiber uses for hemp.  Sales of hemp food products promote their nutritive values. The most successful emerging industrial use of hemp fiber is in the automobile industry.  Bio-composites of nonwoven hemp matting and polypropylene or epoxy are pressed into parts such as door panels and luggage racks, replacing heavier and less safe fiberglass composites.  Emerging technology for injection molding of natural fibers is expected to accelerate growth in this sector. The non-psychoactive hemp cannabinoid extract, cannabidiol (CBD), is being heavily studied for its dietary and medicinal benefits.

Our Properties

Our primary focus is on providing farm management services to our contract growers. We have acquired two grower supply contracts and three nursery fields in Vietnam. More than twenty fields have been established in five provinces in the northern half of Vietnam with total propagation exceeding 100 Ha (250 acres).

The provincial locations include Vinh Phuc, Tuyen Quang, Thanh Hoa, Ha Tinh and Lai Chau.

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

Cargill and Merisant each submitted applications to the United Stated Food and Drug Administration (FDA) in 2008 for GRAS approval. On December 17, 2008 the stevia extract, Rebaudioside A (Reb-A), received GRAS approval.

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

Further regulatory clearances were secured for Reb-A in nearly all of the developed countries and South East Asian countries confirming the growing regulatory support for high purity stevia.

Our proprietary fertilizer and feed additive products are approved for use in China and South East Asia and we have started using them in commercial operations. All of the ingredients in the products are natural compounds and are approved by the major developed countries, but registration of the products will be required in each country before importation is allowed.

Hemp and Cannabis

In the United States, local, state and federal cannabis and marijuana laws and regulations are constantly changing and they are subject to evolving interpretations.  Marijuana remains illegal under United States federal law.  It is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law.  Hemp remains illegal to grow in the United States under federal law due to its relation to marijuana. However, it may be legally imported and sold in the United States.

Federal law criminalizing the use of marijuana or the growth of hemp trumps state laws, although the current President’s administration has expressed a reluctance to enforce federal law in this regard in jurisdictions where it conflicts with state law. However, a change in the federal attitude towards enforcement could occur at any time and could cripple the industry.

It is possible that our contemplated activities could be deemed in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so. However, if the federal government were to change its practices, or were to expend its resources attacking providers of services or equipment that could be usable by participants in the marijuana industry or the hemp cultivation industry, such action could have a materially adverse effect on our contemplated business, financial condition, and results of operations.

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

Stevia

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

Country	Type of Approval

North America
USA	Food additive
Canada	Food additive
Mexico	Food additive
Latin America
Argentina	Food additive
Brazil	Food additive
Chile	Food additive
Colombia	Food additive
Ecuador	Food additive
Paraguay	Food additive
Peru	Food additive
Uruguay	Food additive
Venezuela	Food additive
Asia Pacific
Australia	Food additive
Brunei	Food additive
China	Food additive
Hong Kong	Food additive
Indonesia	Food additive
Japan	Food additive
Malaysia	Food additive
New Zealand	Food additive
Singapore	Food additive
South Korea	Food additive
Taiwan	Food additive
Thailand	Food additive
Vietnam	Food additive

Europe
Austria	Food additive
Belgium	Food additive
Bulgaria	Food additive
Cyprus	Food additive
Czech Republic	Food additive
Denmark	Food additive
Estonia	Food additive
Finland	Food additive
France	Food additive
Germany	Food additive
Hungary	Food additive
Ireland	Food additive
Italy	Food additive
Latvia	Food additive
Lithuania	Food additive
Luxembourg	Food additive
Malta	Food additive
The Netherlands	Food additive
Poland	Food additive
Portugal	Food additive
Romania	Food additive
Slovakia	Food additive
Slovenia	Food additive
Spain	Food additive
Sweden	Food additive
Switzerland	Food additive
Russia	Food additive
United Kingdom	Food additive

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

Hemp

Real Hemp expects to procure hemp through China where it may be legally grown and manufactured.  Hemp and hemp products may be legally imported into the United States from any country where it may be legally grown, including China and Canada.

Marketing

Stevia

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

Currently our marketing efforts are focused on educating our growers on our new proprietary formulations. These efforts are more administrative in nature and we do not currently anticipate a need for a large marketing budget to support current operations.

Hemp

Real Hemp plans to market its hemp products through commercial food and fiber distributors focusing on the US market. Real Hemp will also market hemp retail products through online channels such as Amazon.com.

Product Alternatives to Stevia

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

ITEM 1A— RISK FACTORS

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Stevia Corp. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below.  We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have a limited operating history on which to evaluate our business or base an investment decision.

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

Our auditors have expressed uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $13,597,941. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our longer term business needs and we will need to generate additional revenue or receive additional investment in the Company to continue operations. Such financing may not be available in sufficient amounts, or on terms acceptable to us and may dilute existing stockholders.

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

the availability of alternative services from our competitors;
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

Our business model relies on the assumption that we will be able to develop methods and protocols, secure valuable plant strains and develop other intellectual property for stevia farming that will be attractive to both stevia growers and manufacturers. We spent $288,357 on research and development in the fiscal year ended March 31, 2014 and issued 3,000,000 shares to acquire intellectual property related to stevia and we estimate spending approximately fifteen percent of our operating expense budget to continue developing and improving this intellectual property portfolio. If we are unable to secure such intellectual property or if our methods and protocols do not gain acceptance among growers or manufacturers, our intellectual property will have limited value. A number of factors may affect the market acceptance of our products and services, including, among others, the perception by growers of the effectiveness of our intellectual property, the perception among manufacturers of the quality of stevia produced using our intellectual property, our ability to fund marketing efforts, and the effectiveness of such marketing efforts. If such products and services do not gain acceptance by growers and/or manufacturers, we may not be able to fund future operations, including the expansion of our own farming projects and development and/or acquisition of additional intellectual property, which inability would have a material adverse effect on our business, financial condition and operating results.

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

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our contemplated business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis and marijuana laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our contemplated service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our contemplated business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our contemplated business.  Any change in law or interpretation could have a material adverse effect on our contemplated business, financial condition, and results of operations.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law.  It is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law.  Federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes, although the current President’s administration has expressed a reluctance to enforce federal law in this regard in jurisdictions where it conflicts with state law. However, a change in the federal attitude towards enforcement could occur at any time and could cripple the industry.

It is possible that our contemplated activities could be deemed to be facilitating the selling or distribution of marijuana in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so. However, if the federal government were to change its practices, or were to expend its resources attacking providers of services or equipment that could be usable by participants in the marijuana industry, such action could have a materially adverse effect on our contemplated business, financial condition, and results of operations.

Hemp remains illegal to grow under federal law.

Hemp remains illegal to grow in the United States under federal law due to its relation to marijuana. However, it may be legally imported and sold in the United States. In certain states, the cultivation of hemp is legal, however federal law criminalizing such cultivation trumps state laws in this regard. The current President’s administration has expressed a reluctance to enforce federal law in this regard in jurisdictions where it conflicts with state law. However, a change in the federal attitude towards enforcement could occur at any time and could cripple the industry.

It is possible that our contemplated activities could be deemed to be facilitating hemp cultivation in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Federal authorities have not focused their resources on such tangential or secondary violations of the Act, nor have they threatened to do so. However, if the federal government were to change its practices, or were to expend its resources attacking providers of services or equipment that could be usable by participants in the hemp cultivation industry, such action could have a materially adverse effect on our contemplated business, financial condition, and results of operations.

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

The demand and acceptance for hemp products are subject to a level of uncertainty and growing competition.

Our future operating results depend in part on the development and growth of the hemp products market.  The demand and acceptance for hemp products are subject to a level of uncertainty and growing competition.  This competition may increase in the future if consumer demand for hemp products increases. If a market for hemp products does not develop or the hemp products we sell do not receive market acceptance, our business, revenues, operating results and financial condition could be adversely affected.

Failure to effectively manage growth of internal operations and business may strain our financial resources.

We intend to significantly expand the scope of our farming operations and our research and development activities in the near term. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

The need for continued development of our financial and information management systems;
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

We have engaged Growers Synergy Pte Ltd, a regional farm management services provider, to provide farm management operations and back-office and regional logistical support for our Vietnam and Indonesia operations for a period of two years. During the fiscal year ended March 31, 2013, Growers Synergy received $240,000 for consulting services rendered to the Company and during the fiscal year ended March 31, 2014, Growers Synergy received $160,095 for consulting services rendered to the Company. George Blankenbaker, our president, director and stockholder is the managing director of Growers Synergy. Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and Mr. Blankenbaker controls a 49% interest in Growers Fresh. As a result, there is a potential conflict of interest on Mr. Blankenbaker’s role in the Company and Growers Synergy and such potential conflict could materially affect the terms of any engagement entered into by the Company and Growers Synergy. Such terms, if not negotiated at arms length may not be in the best interest of the Company and our stockholders.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of March 31, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of the year ended March 31, 2014, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

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

If our outstanding warrants and/or convertible notes are exercised and/or converted it will result in the dilution of our existing stockholders.

Our outstanding warrants and convertible notes are exercisable/convertible into a substantial number of shares of our common stock.  The exact number of shares depends upon the market price for our common stock and other factors.  Although we have a call right or repayment right with respect to certain of the notes and warrants, we may not be financially capable of exercising such call right or may otherwise choose not to do so, and therefore we may not control if and when the notes and warrants are exercised and/or converted. The exercise/conversion of the notes and/or warrants would result in dilution to our existing stockholders and could contribute to a reduction in the market price of the outstanding shares of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol STEV. The closing bid price for our stock as of July 11, 2014, was $0.0742.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 2014	High	Low
First Quarter (June 30, 2013)	$0.349	$0.20
Second Quarter (September 30, 2013)	$0.2595	$0.1234
Third Quarter (December 31, 2013)	$0.164	$0.097
Fourth Quarter (March 31, 2014)	$0.29	$0.083

Fiscal Year Ended March 31, 2013	High	Low
First Quarter (June 30, 2012)	$1.69	$.75
Second Quarter (September 30, 2012)	$0.83	$0.26
Third Quarter (December 31, 2012)	$0.341	$.101
Fourth Quarter (March 31, 2013)	$0.41	$0.146

Stockholders

As of July 14, 2014, there were 180,632,403 shares of common stock issued and outstanding held by 17 stockholders of record (including street name holders).

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

Unregistered Sales of Equity Securities

Warrant Issuance

On February 15, 2014, the Company issued warrants to purchase 563,874 shares of the Company’s common stock (the “Placement Agent Warrants”) to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the issuance of convertible note and conversion.  The issuance of the Placement Agent Warrants were conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Supplemental Warrant

On February 20, 2014, in consideration for Cranshire Capital Master Fund, Ltd.’s (“Cranshire”) immediate cash exercise of an outstanding warrant to purchase common stock of the Company, we agreed to issue Cranshire an additional warrant to purchase 683,202 shares of common stock (the “Supplemental Warrant”). The issuance of the Supplemental Warrant was conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Promissory Note

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest (the “Note”). The Note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.  The issuance of the Note was conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Restricted Stock Awards

On February 26, 2014, we issued an aggregate of 28,300,000 shares of common stock pursuant to restricted stock award agreements to employees and consultants of the Company for services rendered (the “Restricted Shares”). 20,000,000 of the Restricted Shares were issued to Blankenbaker Ventures (Asia) Pte. Ltd. on behalf of George Blankenbaker, the Company’s President and director; 4,000,000 of such shares vest at the time of issuance and the remainder vest over the following four years in equal annual installments. 3,000,000 of the shares were issued to Growers Synergy Pte Ltd., a corporation organized under the laws of Singapore (“Growers Synergy”), all of which were fully vested at the time of issuance. Mr. Blankenbaker is the managing director of Growers Synergy and Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and Mr. Blankenbaker controls a 49% interest in Growers Fresh.

Thomas Ong, a director of the Company is a director of Growers Synergy and is also a 25% shareholder of Agriventure Pte Ltd., which is a 49% shareholder of Growers Synergy. The issuance of the Restricted Stock was conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act and Regulation S of the Securities Act, in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act).

Accounts Payable Conversion

On February 26, 2014, the Company agreed to convert an aggregate of approximately $893,579.93 of advances for working capital received from George Blankenbaker, the Company’s President and director, and entities affiliated with Mr. Blankenbaker, into an aggregate of 16,744,682 shares of common stock at a deemed fair market value of $0.053365 per share. The issuance was conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Conversion of Convertible Notes

During the period from April1, 2014 to July 11, 2014, convertible note holders converted a total of $583,127, at conversion price range from $0.0390 to 0.0879 per share into 12,151,771 shares of the Company’s common stock.  The issuances pursuant to the conversion were conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Warrant Exercises

During the period from April1, 2014 to July 11, 2014, investors exercised warrants to purchase a total of 10,151,294 shares of the Company’s common stock with an exercise price range from $0.0402 to 0.053365 per share for $529,490 in cash.  The issuances pursuant to the exercises were conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

Securities Purchase Agreement

Subsequent to the fiscal year ended March 31, 2014, on April 8, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with an investor to raise $225,000 in a private placement financing. Pursuant to the SPA, the Company issued to the investor: (i) an aggregate of 1,500,000 shares of the Company's common stock at $0.15 per share and (ii) warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.45 expiring five (5) years from the date of issuance for a gross proceeds of $225,000.  The private placement was conducted in reliance upon Regulation D of the Securities Act to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act.

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

Overview

We were incorporated on May 21, 2007 in the State of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock. Effective November 15, 2013, we filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock from one hundred million (100,000,000) shares of Common Stock to two hundred fifty million (250,000,000) shares of Common Stock, each with a par value of $0.001.

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

During 2012, we completed our first commercial trials of stevia production in Vietnam. In connection with such production we have entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Asia day-to-day operations. We have also developed commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited (“TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the “Cooperative Agreement”) through our subsidiary Stevia Asia Limited (“Stevia Asia”), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the “Joint Venture”). Pursuant to the Cooperative Agreement Stevia Asia agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia’s financial capabilities.

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

On October 1, 2013, we formed SC Brands Pte. Ltd., a Singapore corporation and a subsidiary in which we own a 70% equity interest, SC Brands will allow us to develop branded consumer products.

On February 24, 2014, we formed Real Hemp LLC, a wholly owned Indiana limited liability company that will focus on developing hemp products to be sold in the US. Real Hemp will work with our China partner to source hemp products from China and will focus on developing distribution channels in the US to serve commercial food and fiber buyers as well as develop online marketing channels such as Amazon.com to serve retail consumers.

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

Financial Condition as of March 31, 2014

We reported total current assets of $2,908,132 at March 31, 2014 consisting of cash of $735,044, accounts receivable of $673,039, prepaid fertilizer of $1,498,008 and other current assets of $2,041.  Total current liabilities reported of $1,356,233 included accounts payable of $540,144 and convertible notes payable of $455,761.  We had a working capital surplus of $1,551,899 at March 31, 2014.

Stockholders’ Equity/Deficiency went from equity of $250,607 at March 31, 2013 to a deficiency of $806,272 at March 31, 2014.  This change is due primarily to an increase in additional paid in capital from $4,760,624 as of March 31, 2013 to $11,383,415 as of March 31, 2014.

Cash and Cash Equivalents

As of March 31, 2014, we had cash of $735,044.  We anticipate that a substantial amount of cash will be used as working capital and to execute our strategy and business plan.  As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Results of Operations for the Fiscal Year Ended March 31, 2014

For the fiscal year ended March 31, 2014, we incurred a net loss of $9,238,526.

Revenues

Our revenues during the fiscal year ended March 31, 2014 totaled $6,373,199, compared to $2,168,093 in the fiscal year ended March 31, 2013.  The increase in revenue was the result of increased sales of farm produce.

Cost of Revenues

Cost of revenues during the fiscal year ended March 31, 2014 totaled $5,682,016, compared to $2,617,381 during the fiscal year ended March 31, 2013.  The largest component of our cost of revenues is farm produce, which was $5,118,943.

Gross Margin

Gross margin for the fiscal year ended March 31, 2014 was $691,183, compared to a negative $449,288 for the fiscal year ended March 31, 2013.  The improved gross margin was attributable to a decrease in cost of farm produce as a percentage of revenues.

General and Administrative Expenses, Salary and Compensation and Directors’ and Professional Fees

General and administration expenses for the fiscal year ended March 31, 2014, amounted to $490,361 compared to $412,409 in the fiscal year ended March 31, 2013.  Salary and compensation expenses amounted to $813,460, directors’ fees amounted to $218,750 and professional fees amounted to $1,132,151 in the fiscal year ended March 31, 2014.

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

Liquidity and Capital Resources

As at March 31, 2014 we have $735,044 in cash and $1,356,233 in current liabilities.  As at March 31, 2014, our total assets were $4,389,686 and our total liabilities were $6,747,857.  We had a working capital surplus of $1,551,899 at March 31, 2014.

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

On February 26, 2013, the Company issued a convertible note in the principal amount of $100,000, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013.  The convertible note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.

On May 3, 2013, in consideration for the immediate cash exercise of outstanding warrants to purchase 853,333 shares of common stock of the Company at a price per share of $0.20, the Company issued the Anson Warrants. The warrant to purchase 1,877,333 shares of common stock is subject to a right of repurchase by the Company upon the satisfaction of certain conditions, at a price of $0.001 per warrant share. The warrant to purchase 2,346,666 shares is only exercisable upon the investor’s exercise in full of the warrant to purchase 1,877,333 shares. We will not receive any proceeds from the sale of those shares of common stock. We may, however, receive gross proceeds of up to $1,228,799.60 upon the cash exercise of the Anson Warrants. Any such proceeds we receive will be used for working capital and general corporate matters.

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

On October 15, 2013, we issued a Convertible Debenture in the principal amount of $58,000 (the “Debenture”), to Black Mountain Equities, Inc. (“Black Mountain”). On March 31, 2014, the Debenture was converted in full into 1,119,299 shares of common stock. The Debenture provides that on the next registration statement the Company files, the Company will include the shares issuable upon conversion of the Debenture. Black Mountain also received a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.25 per share, subject to adjustment, and a term of five years.

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

On February 7, 2014, we issued a Convertible Debenture to an investor in the principal amount of $80,000. The Convertible Debenture matures on February 6, 2015, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a conversion price of $0.10 per share.

On February 20, 2014 we  issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.

On March 3, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Nomis Bay Ltd., a Bermuda company (“Nomis Bay”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Nomis Bay shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $500,000 (the “Initial Convertible Note”) for a purchase price of $340,000 (a 32% original issue discount) and (ii) the Company shall have the right to require Nomis Bay to purchase from the Company on or prior to the 10th trading day after the effective date of the registration statement registering the shares issuable upon conversion of the Initial Convertible Note an additional senior convertible note with an initial principal amount of $600,000 (the “Additional Convertible Note” and, together with the Initial Convertible Note, the “Convertible Notes”) for a purchase price of $600,000.  On May 16, 2014, the Company issued the Additional Convertible Note to Nomis Bay pursuant to the Purchase Agreement.  The Initial Convertible Note matures on December 27, 2014 (subject to extension as provided in the Initial Convertible Note) and, in addition to the 32% original issue discount, accrues interest at the rate of 8% per annum. The Additional Convertible Note matures on March 16, 2015 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 8% per annum. The Initial Convertible Note is convertible at any time, in whole or in part, at Nomis Bay’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three (3) volume weighted average prices of the Common Stock during the 10 consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 40% (the “Variable Conversion Price”), and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Additional Convertible Note is convertible at any time, in whole or in part, at Nomis Bay’s option into shares of Common Stock at a conversion price that will be equal to the lesser of (i) the Variable Conversion Price and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). At no time will Nomis Bay be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Nomis Bay (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Initial Convertible Note and/or the Additional Convertible Note in cash at a price equal to 140% of the total amount of such Convertible Note then outstanding.

Subsequent to the fiscal year ended March 31, 2014, on April 8, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with an investor to raise $225,000 in a private placement financing. Pursuant to the SPA, the Company issued to the investor: (i) an aggregate of 1,500,000 shares of the Company's common stock at $0.15 per share and (ii) warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.45 expiring five (5) years from the date of issuance for a gross proceeds of $225,000.

During the year ended March 31, 2014, we funded our operations from the proceeds of private sales of equity and convertible notes, proceeds from the exercise of warrants, and operating revenues.  During the year ended March 31, 2014, we generated revenues of $6,373,199, we received an aggregate of $901,500 from the issuance of convertible promissory notes, and we received an aggregate of $454,174 upon the exercise of warrants to purchase our common stock.  Subsequent to the fiscal year ended March 31, 2014, as of July 11, 2014, investors had exercised warrants to purchase a total of 10,151,294 shares of the Company’s common stock with an exercise price range from $0.0402 to 0.053365 per share for $529,490 in cash.

During the fiscal year ended March 31, 2014, an aggregate of $855,944 of outstanding indebtedness was converted into shares of our common stock.  As of March 31, 2014, convertible promissory notes in the aggregate principal amount of $848,994 remained outstanding.  Subsequent to the fiscal year ended March 31, 2014, as of July 11, 2014, convertible note holders converted a total of $583,127, at conversion price range from $0.0390 to 0.0879 per share to 12,151,771 shares of the Company’s common stock.

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

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop valuable intellectual property relating to stevia through our research programs, as well as our ability to develop and manage our own crop and aquaculture production operations. These planned research and agricultural development activities require significant cash expenditures. We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to expand our business as desired. As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. In addition, the terms of the Securities Purchase Agreement contain certain restrictions on our ability to engage in financing transactions. Specifically, for a period of two years after the effective date of the Securities Purchase Agreement, the Securities Purchase Agreement contains restrictions on certain types of financing transactions. The Securities Purchase Agreement contains carveouts to such financing restrictions for certain exempted transactions including (i) issuances pursuant to a stock option plan, (ii) securities issued upon the conversion of outstanding securities, (iii) securities issued pursuant to acquisitions or other strategic transactions, (iv) up to $500,000 in stock and warrants on the same terms as set forth in the Securities Purchase Agreement, and (v) up to $3,000,000 of the Company’s securities.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2014, the end of our latest fiscal year, we did not have any long-term debt or purchase obligations.

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

(iv)
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

(v)
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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

SC Brands Pte Ltd	Singapore	October 1, 2013

Real Hemp, LLC	State of Indiana	February 24, 2014

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and 2013.

The Company’s Level 3 financial liabilities consist of the derivative warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature of the convertible notes payable.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

There was no allowance for doubtful accounts as March 31, 2014 or 2013.

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

Intangible Assets Other Than Goodwill

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

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

The Company considered the settlement of debt with common shares as an extinguishment of debt and applied extinguishment accounting accordingly.  The Company compared the trade accounts payable and related settlement costs with the fair value of common shares issued. Because the fair value of common shares issued was $561,077 greater than trade accounts payable and related settlement costs, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $561,077, for the reporting period ended March 31, 2014.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

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

ITEM 9 — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014 pursuant to Exchange Act Rule 13a-15.   Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of March 31, 2014, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

George Blankenbaker	48	Director, President, Secretary and Treasurer
Dr. Pablo Erat	42	Director
Thomas Ong	42	Director

The information below with respect to our directors includes such director’s experience, qualifications, attributes, and skills that led us to the conclusion that they should serve as directors.

George Blankenbaker – President, Secretary, Treasurer and Director

Mr. Blankenbaker became our President, Secretary, Treasurer and Director in June 2011. Since November 2008, Mr. Blankenbaker has been leading the development of high Reb-A stevia farming in Vietnam. Mr. Blankenbaker was raised on a farm and became involved in large scale commercial agriculture in 2002 when he began working with the Agri-Food Veterinary Authority of Singapore (AVA) to provide strategically important food supplies to Singapore and has extensive experience managing agriculture projects in South East Asia. Mr. Blankenbaker received a Bachelors of Science in Business Finance from Indiana University in 1988, where he also studied Asian Political Science. Mr. Blankenbaker’s recent activities and experience in Vietnam have laid the groundwork for the Company’s current business strategy, and his in-depth knowledge of such matters are invaluable to our Board of Directors.

Dr. Pablo Erat - Director

Dr. Erat was elected to our board of directors on October 4, 2011. Since January 2009, Dr. Erat has served as CEO of Pal & Partners AG, a Swiss-based group domiciled in Zug with offices in Zurich and Mumbai and with a focus on the Indian agriculture industry. Prior to joining Pal & Partners AG, in 2008 Dr. Erat served as a consultant to corporations and start-up companies in various industries to assist in the development and implementation of innovative strategies. In April 2001, he co-founded Executive Insight, a strategy consulting firm and in January 2003, he co-founded DocsLogic, a company specialized on the development of knowledge applications, where he remained through 2007. Dr. Erat is also Assistant Professor at the ETH Zurich and regularly delivers speeches and workshops on strategic management principles for educational and business communities. Dr. Erat received a Doctorate from the University of St. Gallen in Switzerland in June 2003. Dr. Erat’s extensive knowledge and experience working for and advising early stage companies as well as his experience in the agriculture industry will be extremely relevant to the Board of Directors.

Thomas Ong - Director

Since November 1, 2011, Mr. Ong has served as our Director of Operations, Asia and he was elected to our board of directors on December 4, 2013. Since November 6, 2009, Mr. Ong also serves as a Director of the Singapore registered farm management firm Growers Synergy Pte Ltd, an agriculture consultancy and farm management company producing and trading crops for the domestic and export markets. He is a member of the SPRING Start-up Enterprise Development Scheme (SPRING SEEDS) Investment Panel, a wholly owned subsidiary of SPRING Singapore, a statutory board under the Singapore Ministry of Trade and Industry, that provides equity-based co-financing options for Singapore-based early-stage companies. Prior to focusing on the food supply sector, Mr. Ong was a director of A.D. Venture Limited, a Singapore-registered fund investment and management company with operating arms in Hong Kong and the People's Republic of China (PRC). Previously, Mr. Ong served 5 years with the Ministry of the Environment and subsequently joined the National Environment Agency (NEA) and worked with the Economic Development Board (EDB), International Enterprise Singapore (IE Singapore), Workforce Development Agency (WDA) and related industry groups to promote high value environmental services to the domestic and international markets. Mr. Ong received his Bachelor of Business Administration from the National University of Singapore in 1995 and his Master of Science in Information Studies from Nanyang Technological University in 2000. Mr. Ong's familiarity with our operations specifically and Asian farm management generally will be of great value to our Board of Directors.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2014.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the Board of Directors.  Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, as of March 31, 2014, all of our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

On October 25, 2011, the Board of Directors of the Company adopted a Code of Ethics for the Company, establishing a wide range of ethical standards for all directors, officers and employees.  A copy of the Code of Ethics will be provided, without charge, to any person who so requests.  A copy of the Code of Ethics may be requested via the following address or phone number:

Stevia Corp.
7117 US 31 South
Indianapolis, IN 46227
(888) 250-2566

ITEM 11— EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended March 31, 2013 and March 31, 2014.  Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

George Blankenbaker	2014	$0	$0	$213,460	$0	$0	$0	$0	$213.460
President, Secretary, Treasurer, Director (Principal Executive Officer and Principal Financial Officer)	2013	$0	$0	$0	$0	$0	$0	$0	$0

On June 23, 2011, as a result of the Share Exchange Agreement, the sole stockholder of Stevia Ventures International Ltd. (“Stevia Ventures”) received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Stevia Ventures. Mr. Blankenbaker, our President and director, was the sole stockholder and officer of Stevia Ventures. Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which were to be held in escrow pending the achievement by the Company of certain business milestones (the “Escrow Shares”). On December 23, 2011, 3,000,000 of the 6,000,000 Escrow Shares were earned and released to Mr. Blankenbaker upon achievement of certain business objectives by the Company. Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation. The remaining 3,000,000 Escrow Shares were earned and released from escrow on July 12, 2013 upon achievement of certain business objectives by the Company. Those shares were valued at $0.20 per share or $600,000 on the date of release and recorded as compensation.

On February 26, 2014, the Company issued 20,000,000 Restricted Shares to George Blankenbaker, the Company's President and director for services to be rendered.  4,000,000 of such shares vest at the time of issuance and the remainder vest over the following four years in equal annual installments. These shares were valued at $0.053365 per share or $1,067,300 at the date of grant, $213,460 of which were recorded as salary and compensation at the time of issuance and $853,840 of which are being amortized over the vesting period of four (4) years or $213,460 annually recorded as salary and compensation - officers.

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

On December 4, 2013 the Company issued 1,500,000 shares to Thomas Ong. As a newly appointed member of our Board of Directors, as compensation for future services. These shares shall vest with respect to 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director’s continuous service to the Company as a director.  These shares were valued at $0.125 per share or $187,500 on the date of grant and are being amortized over the vesting period of two (2) years or $7,811 per month.

We recorded $375,000 in directors’ fees for the fiscal year ended March 31, 2013 and $218,750 in directors’ fees for the fiscal year ended March 31, 2014.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 14, 2014 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock.  To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)

George Blankenbaker President, Secretary, Treasurer, and Director 6451 Buck Creek Pkwy Indianapolis, IN 46227	52,244,682	(3)	28.92%

Thomas Ong Director 7117 US 31S Indianapolis, IN 46227	5,000,000	(4)	2.77%

Pablo Erat Director Ludretikonerstrasse 53 880 Thalwil Switzerland	1,500,000	0.83%

All Officers and Directors as a Group	55,244,982	30.58%

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

(2)	Based on 180,632,403 shares of our common stock outstanding as of July 14, 2014.
(3)
Mr. Blankenbaker is the beneficial owner of 52,244,982 shares of common stock. Mr. Blankenbaker owns 12,000,000 shares of common stock directly. 3,500,000 shares of common stock are owned by Growers Synergy Pte Ltd. (“Growers Synergy”). Mr. Blankenbaker is the managing director of Growers Synergy.  Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and the Reporting Person controls a 49% interest in Growers Fresh.  Mr. Blankenbaker may be deemed to be the indirect beneficial owner of the shares held by Growers Synergy under Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). However, pursuant to Rule 13d-4 promulgated under the Exchange Act, Mr. Blankenbaker disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest herein. 36,744,682 shares of common stock are owned by Blankenbaker Ventures (Asia) Pte. Ltd. (“BV Asia”). Mr. Blankenbaker owns a 65% controlling interest in BV Asia.

(4)
Mr. Ong is the beneficial owner of 5,000,000 shares of common stock. Mr. Ong owns 1,500,000 shares of common stock directly and 3,500,000 shares of common stock are owned by Growers Synergy. Mr. Ong, a director of the Company, is a director of Growers Synergy and is also a 25% shareholder of Agriventure Pte Ltd., which is a 49% shareholder of Growers Synergy. Mr. Ong may be deemed to be the indirect beneficial owner of the shares held by Growers Synergy under Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). However, pursuant to Rule 13d-4 promulgated under the Exchange Act, Mr. Ong disclaims that he is a beneficial owner of such shares, except to the extent of his pecuniary interest herein.

Equity Compensation Plan Information

The company has no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

Certain Relationships and Related Party Transactions

On June 23, 2011, as a result of the Share Exchange Agreement, the sole stockholder of Stevia Ventures International Ltd. (“Stevia Ventures”) received 12,000,000 shares of our common stock in exchange for 100% of the issued and outstanding common stock of Stevia Ventures. Mr. Blankenbaker, our President and director, was the sole stockholder and officer of Stevia Ventures. Accordingly, he was a recipient of 12,000,000 shares of our common stock issued in connection with the Share Exchange Transaction, 6,000,000 of which were to be held in escrow pending the achievement by the Company of certain business milestones (the “Escrow Shares”). On December 23, 2011, 3,000,000 of the 6,000,000 Escrow Shares were earned and released to Mr. Blankenbaker upon achievement of certain business objectives by the Company. Those shares were valued at $0.25 per share or $750,000 on the date of release and recorded as compensation. The remaining 3,000,000 Escrow Shares were earned and released from escrow on July 12, 2013 upon achievement of certain business objectives by the Company. Those shares were valued at $0.20 per share or $600,000 on the date of release and recorded as compensation.

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the "Management Agreement") with Growers Synergy Pte Ltd. ("Growers Synergy"), a Singapore corporation. Mr. Ong, a director of the Company, is a director of Growers Synergy and is also a 25% shareholder of Agriventure Pte Ltd., which is a 49% shareholder of Growers Synergy. Mr. Blankenbaker is the managing director of Growers Synergy.  Growers Fresh Pte Ltd (“Growers Fresh) owns a 51% interest in Growers Synergy and Mr. Blankenbaker controls a 49% interest in Growers Fresh. Under the terms of the Management Agreement, the Company engaged Growers Synergy to supervise the Company's farm management operations, recommend quality farm management programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. Growers Synergy will provide services for a term of two (2) years from the date of signing, at $20,000 per month. The Management Agreement may be terminated by the Company upon 30 day notice. In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby Growers Synergy agreed to purchase all of the non-stevia crops produced at the Company's Growers Synergy supervised farms. On July 5, 2012, the Company issued 500,000 shares of its common stock to Growers Synergy as consideration for services rendered by Growers Synergy to the Company. On February 26, 2014, the Company issued 3,000,000 shares of its common stock to Growers Synergy as consideration for services rendered by Growers Synergy to the Company.  On October 31, 2013, the Company extended the Management Agreement with the same terms and conditions for a period of two (2) years expiring October 31, 2015 and provided further that the Management Agreement shall automatically be extended for subsequent period of one (1) year expiring October 31, 2016 unless earlier terminated in writing.

On February 26, 2014, we issued 20,000,000 shares to Blankenbaker Ventures (Asia) Pte. Ltd., on behalf of George Blankenbaker, our president, director and stockholder in exchange for services to be rendered by Mr. Blankenbaker. 4,000,000 of the shares were fully vested at the time of grant and the remainder vest in four equal installments on each anniversary of February 26, 2014. Mr. Blankenbaker owns a 65% controlling interest in BV Asia.

On February 26, 2014, we issued 16,744,682 shares of our common stock to Blankenbaker Ventures (Asia) Pte. Ltd., on behalf of George Blankenbaker, our president, director and stockholder, in exchange for the cancellation of approximately $893,579.93 of working capital advances received from Mr. Blankenbaker and his affiliated companies.

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

Director Independence

During the year ended March 31, 2014, we had two independent directors on our Board, Dr. Erat and Mr. Ong.  Mr. Blankenbaker is not independent.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

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

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company for the fiscal periods shown

	March 31, 2014	March 31, 2013

Audit Fees	$35,500	$35,500
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	1,700	1,700
Total	$37,200	$37,200

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

(b) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA CORP.

Dated: July 15, 2014	/s/ George Blankenbaker
By: George Blankenbaker
Its: President
(Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ George Blankenbaker	President and Director	July 15, 2014
George Blankenbaker	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas Ong	Director	July 15, 2014
Thomas Ong

Stevia Corp.

March 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stevia Corp.

We have audited the accompanying consolidated balance sheets of Stevia Corp. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the related consolidated statements of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
July 14, 2014

 Stevia Corp.
 Consolidated Balance Sheets

	March 31, 2014	March 31, 2013
Assets

Current assets:
Cash	$735,044	$424,475
Accounts receivable	673,039	158,008
Prepaid fertilizer	1,498,008	-
Other current assets	2,041	33,096
Total current assets	2,908,132	615,579

Non-current assets:
Property and equipment	24,400	7,925
Accumulated depreciation	(5,627)	(1,234)

Property and equipment, net	18,773	6,691

Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(190,785)	(81,765)

Acquired technology, net	1,444,515	1,553,535

Website development costs	6,203	5,315
Accumulated amortization	(2,937)	(1,869)

Website development costs, net	3,266	3,446

Security deposit	15,000	15,000

Total assets	$4,389,686	$2,194,251

Liabilities and equity (deficit)

Current liabilities:
Accounts payable	$540,144	$948,073
Accounts payable - president and CEO	252,486	89,193
Accrued expenses	17,500	19,700
Accrued interest	89,490	21,627
Advances from president and significant stockholder	852	21,238
Convertible notes payable - net of discount	455,761	357,700
Current portion of derivative liability	-	-
Total current liabilities	1,356,233	1,457,531

Non-Current liabilities:
Derivative note liabilities	1,027,434	-
Derivative warrant liabilities	4,364,190	486,113

Total non-current liabilities	5,391,624	486,113

Total liabilities	6,747,857	1,943,644

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
149,109,271 and 63,555,635 shares issued and outstanding, respectively	149,108	63,556
Additional paid-in capital	11,383,415	4,760,624
Common stock to be issued	-	-
Accumulated deficit	(13,597,941)	(4,359,415)

Total Stevia Corp stockholders' equity (deficit)	(2,065,418)	464,765

Non-controlling interest in subsidiary
Noncontrolling interest - retained earnings in consolidated subsidiaries	(292,753)	(214,158)

Non-controlling interest in subsidiary	(292,753)	(214,158)

Total Equity (Deficit)	(2,358,171)	250,607

Total Liabilities and Equity (Deficit)	$4,389,686	$2,194,251

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2014	March 31, 2013

Revenues	$6,373,199	$2,168,093

Cost of revenues
Farm produce	5,118,943	1,789,034
Farm expenses	323,073	94,547
Farm field lease	-	21,250
Farm management services - related parties	240,000	712,550
Total cost of revenues	5,682,016	2,617,381

Gross margin	691,183	(449,288)

Operating expenses:
Directors' fees	218,750	375,000
Professional fees	1,132,151	454,958
Research and development	288,357	177,169
Salary and compensation - officer	813,460	-
Salary and compensation - others	66,594	190,549
General and administrative expenses	490,361	412,409
Total operating expenses	3,009,673	1,610,085

Loss from operations	(2,318,490)	(2,059,373)

Other (income) expense:
Change in fair value of derivative liability	5,290,703	74,308
Debt discount	773,305	32,050
Debt settlement loss	561,077	-
Excess of fair value of warrants over notes, net of OID	38,075	-
Financing cost	54,400	28,625
Foreign currency transaction gain (loss)	-	1,316
Interest expense	197,728	54,350
Other (income) expense	83,343	-
Other (income) expense, net	6,998,631	190,649

Loss before income tax provision and non-controlling interest	(9,317,121)	(2,250,022)

Income tax provision	-	-

Net loss
Net loss before non-controlling interest	(9,317,121)	(2,250,022)
Net loss attributable to the non-controlling interest	(78,595)	(214,158)

Net loss attributable to Stevia Corp.	$(9,238,526)	$(2,035,864)

Net loss per common share
- Basic and diluted:	$(0.11)	$(0.03)

Weighted average common shares outstanding
- Basic and diluted	81,867,804	62,092,487

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
For the Fiscal Year Ended March 31, 2014 and 2013

						Total STEV		Total
	Common Stock Par Value $0.001		Additional	Common Stock	Accumulated	Stockholders'	Non-controlling	Equity
	Number of Shares	Amount	Paid-in Capital	to be Issued	Deficit	Equity (Deficit)	Interest	(Deficit)

Balance, March 31, 2012	58,354,775	$58,355	$1,474,751	$-	$(2,323,551)	$(790,445)	$-	$(790,445)

Restricted common shares issued for farm management services to a related party valued at $0.79 per share discounted at 69%
on July 5, 2012	500,000	500	272,050			272,550		272,550

Restricted common shares issued for technology rights
valued at $0.79 per share discounted at 69%
on July 5, 2012	3,000,000	3,000	1,632,300			1,635,300		1,635,300

Common shares issued for notes conversion
at $0.832143 per share on July 6, 2012	600,858	601	499,399			500,000		500,000

Common shares issued for conversion of accrued interest
at $0.832143 per share on July 6, 2012	33,335	33	27,707			27,740		27,740

Common shares and warrants issued to two investors for cash
at $0.46875 per unit on August 6, 2012	1,066,667	1,067	498,933			500,000		500,000

Warrants issued to investors in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(381,300)			(381,300)		(381,300)

Commissions and legal fees paid in connection with the sale of
equity units on August 6, 2012			(52,500)			(52,500)		(52,500)

Warrants issued to placement agent in connection with the sale of
equity units on August 6, 2012 classified as derivative liability			(30,504)			(30,504)		(30,504)

Issuance of warrants in connection with
convertible note payable issued in February and March 2013			220,438			220,438		220,438

Beneficial conversion feature in connection with
convertible note payable issued in February and March 2013			224,350			224,350		224,350

Common shares issued for future director services on October 4, 2011
earned during the period			375,000			375,000		375,000

Net loss					(2,035,864)	(2,035,864)	(214,158)	(2,250,022)

Balance, March 31, 2013	63,555,635	63,556	4,760,624		(4,359,415)	464,765	(214,158)	250,607

Common shares issued for consulting services
valued at $0.20 per share on April 30, 2013	500,000	500	99,500			100,000		100,000

Exercise of warrant with exercise price adjusted
to $0.20 per share on May 6, 2013	853,333	853	169,813			170,666		170,666

Commissions and legal fees paid in connection with the exercise of
warrants on May 6, 2013			(18,653)			(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			595,852			595,852		595,852

Warrants issued to investors in connection with warrants
exercised on May 6, 2013 classified as derivative liability			(833,106)			(833,106)		(833,106)

Make good shares released to officer for achieving
the second and third milestones on June 21, 2013	3,000,000	3,000	597,000			600,000		600,000

Common shares issued for future director services on October 4, 2011
earned during the period endng June 30,2013			93,750			93,750		93,750

Reclassification to derivative liability for warrants
that became derivatives			(167,949)			(167,949)		(167,949)

Common shares issued for future director services on October 4, 2011
earned during the period endng September 30, 2013			93,750			93,750		93,750

Anti-dilution shares issued in accordance with the Security Purchase
Agreement dated August 1, 2012 on October 1, 2013	286,666	286	(286)			-		-

Common shares issued for future director service
on December 4, 2013	1,500,000	1,500	186,000			187,500		187,500

Common shares issued for future director service
on December 4, 2013			(187,500)			(187,500)		(187,500)

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	13,000,000	13,000	1,416,715	279,222		1,708,937		1,708,937

Common shares issued for future director service on December 4, 2013
earned during the period endng December 31, 2013			7,811			7,811		7,811

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	2,538,882	2,539	276,683	(279,222)		-		-

Exercise of warrants with exercise price reset
to $0.0585 per share on February 13, 2014	1,877,333	1,877	107,947			109,824		109,824

Exercise of warrants with exercise price reset
to $0.053365 per share on February and March, 2014	4,096,534	4,097	214,515			218,612		218,612

Commissions paid in connection with the exercise of
warrants on during the quarter ending March 31, 2014			(26,275)			(26,275)		(26,275)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			943,456			943,456		943,456

Cashless exercise of warrants with exercise price reset
to $0.053365 per share on March 11, 2014	3,438,181	3,438	180,040			183,478		183,478

Cashless exercise of warrants on March 11, 2014	(611,391)	(611)	(182,867)			(183,478)		(183,478)

Reclassification of derivative liability to additional paid-in capital
associated with the cashless exercise of warrants			145,612			145,612		145,612

Common shares issued for notes and accrued interest conversion
at $0.1194 per share on March 11, 2014	1,973,337	1,973	233,643			235,616		235,616

Common shares issued for notes and accrued interest conversion
at $0.25 per share on March 11 ,2014	1,124,274	1,124	279,945			281,069		281,069

Common shares issued for notes conversion
at $0.0585 per share on January 21 and February 04 ,2014	850,000	850	48,875			49,725		49,725

Common shares issued for notes and accrued interest conversion
at $0.053365 per share on February 19 and 27 ,2014	1,400,158	1,400	73,319			74,719		74,719

Common shares issued for notes conversion
at $0.0555 per share on March 3, 2014	630,631	631	34,369			35,000		35,000

Common shares issued for notes and accrued interest conversion
at $0.0551per share on February 28 and March 5 ,2014	2,262,069	2,262	122,378			124,640		124,640

Common shares issued for notes and accrued interest conversion
at $0.0559 per share on March 26 and 27 ,2014	1,669,648	1,670	91,663			93,333		93,333

Common shares issued for notes and accrued interest conversion
at $0.057 per share on March 31 ,2014	1,119,299	1,119	62,681			63,800		63,800

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			627,333			627,333		627,333

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(139,223)			(139,223)		(139,223)

Common shares issued for consulting services
valued at $0.053365 per share on February 24, 2014	7,300,000	7,300	382,265			389,565		389,565

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014	20,000,000	20,000	1,047,300			1,067,300		1,067,300

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			(1,067,300)			(1,067,300)		(1,067,300)

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			213,460			213,460		213,460

Common shares issued per the debt conversion Agreement
valued at $0.053365 per share on February 26, 2014	9,339,348	9,339	489,055			498,394		498,394

Common shares issued for the subsidiary's Debt Conversion
valued at $0.053365 per share on February 26, 2014	7,405,334	7,405	387,781			395,186		395,186

Common shares issued for future director service on December 4, 2013
earned during the period endng March 31, 2014			23,439			23,439		23,439

Net loss					(9,238,526)	(9,238,526)	(78,595)	(9,317,121)

Balance, March 31, 2014	149,109,271	$149,108	$11,383,415	$-	$(13,597,941)	$(2,065,418)	$(292,753)	$(2,358,171)

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss before non-controlling interest	$(9,317,121)	$(2,250,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,393	1,234
Amortization expense - acquired technology	109,020	81,765
Amortization expense - website development costs	1,068	1,068
Amortization of discount on convertible notes payable	773,305	(412,738)
Original issue discount	27,908	-
Debt settlement loss	561,077	-
Excess of fair value of warrants over notes, net of OID	38,075	-
Change in fair value of derivative liability	5,290,703	74,308
Common shares issued for compensation	-	-
Common shares issued for director services earned during the period	218,750	375,000
Common shares issued for services-related party	813,460	272,550
Common shares issued for outside services	595,425	-
Changes in operating assets and liabilities:
Accounts receivable	(515,031)	(158,008)
Prepaid fertizer	(456,008)	-
Other current assets	31,055	135,778
Accounts payable	485,651	690,565
Accounts payable - president and CEO	163,293	89,193
Accrued expenses	(2,200)	14,300
Accrued interest	169,821	54,284

Net cash used in operating activities	(1,007,356)	(1,030,723)

Cash flows from investing activities:
Purchases of property and equipment	(16,475)	(4,889)
Website development costs	(888)	-

Net cash used in investing activities	(17,363)	(4,889)

Cash flows from financing activities:
Advances from (repayments to) president and significant stockholder	(20,386)	2,100
Proceeds from issuance of convertible notes, net of costs	901,500	550,000
Proceeds from sale of common stock, net of costs	-	892,289
Proceeds from exercise of warrants, net of costs	454,174	-

Net cash provided by financing activities	1,335,288	1,444,389

Net change in cash	310,569	408,777

Cash at beginning of reporting period	424,475	15,698

Cash at end of reporting period	$735,044	$424,475

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for past due payables	$1,042,000	$-
Issuance of common stock for conversion of convertible notes	$-	$500,000
Issuance of common stock for conversion of accrued interest	$-	$27,740

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
March 31, 2014 and 2013
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

Formation of SC Brands Pte Ltd

On October 1, 2013, the Company formed SC Brands Pte Ltd (“SC Brands”) under the laws of Singapore, with the Company owning 70% of the shares and 30% owned by a Singapore strategic partner that will provide the working capital funds via fixed convertible notes to the Company. As of March 31, 2014 SC Brands was inactive.

Formation of Real Hemp, LLC

On February 24, 2014, the Company formed Real Hemp, LLC (“Real Hemp”), a limited liability company under the laws of State of Indiana, as a wholly-owned subsidiary.

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

(iv)
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

(v)
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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

SC Brands Pte Ltd	Singapore	October 1, 2013	70%

Real Hemp, LLC	State of Indiana	February 24, 2014	100%

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and 2013.

The Company’s Level 3 financial liabilities consist of the derivative warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation and the derivative liability on the conversion feature of the convertible notes payable.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a third party valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

There was no allowance for doubtful accounts as of March 31, 2014 or 2013.

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

Intangible Assets Other Than Goodwill

The Company has adopted paragraph 350-30-25-3 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

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

The Company considered the settlement of debt with common shares as an extinguishment of debt and applied extinguishment accounting accordingly.  The Company compared the trade accounts payable and related settlement costs with the fair value of common shares issued. Because the fair value of common shares issued was $561,077 greater than the trade accounts payable and related settlement costs, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $561,077, for the reporting period ended March 31, 2014.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 815-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 815-10-05-4”). Paragraph 815-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2014	For Fiscal Year Ended March 31, 2013
Make Good Escrow Shares

Make Good Escrow Agreement shares issued and held with the escrow agent in connection with the Share Exchange Agreement consummated on June 23, 2011 pending the achievement by the Company of certain post-Closing business milestones (the “Milestones”).	-	3,000,000

Sub-total Make Good Escrow Shares	-	3,000,000

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
	881,752	881,572

On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance convertible at the lower of (a) the price per share at which shares of capital stock issued in the Financing or (b) the average closing bid price over the thirty (30) day period prior to the Conversion Date. The note with accrued interest of $235,616 was converted to 1,973,337 shares on March 11, 2014	-	426,667

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest was of $29,945 converted to 1,124,274 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	400,000	1,400,000

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.	993,160	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	800,000	-

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	1,041,057	-

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014.	6,371,217	-

Sub-total Convertible Note Shares	10,487,186	2,708,419

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. On February 26, 2013, warrants issued subsequent to these warrants triggered a reset of these warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted to 2,951,424 shares accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share and the shares to be issued under the warrants were adjusted to 3,689,280 shares accordingly. On May 8, 2013, investors exercised the warrants to purchase 2,732,799 shares (853,333 original shares) at $0.20 per share. On February 7, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 11,093,791 shares and $0.053365 per share.
	11,093,791	2,951,424

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	1,400,000

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	881,753

On May 6, 2013, the Company issued three (3) series of warrants:

Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share and full reset feature expiring five (5) years from the date of issuance, which was subsequently reset to 7,035,821 and 562,866 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 1,877,333 shares at $0.053365 per share in February 2014.
	5,721,354	-

Series B warrants include (i) warrants to purchase 1,066,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance, which was subsequently reset to 4,997,030 and 399,762 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 4,096,534 shares at $0.053365 per share in February 2014.	1,300,258	-

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised, which was subsequently reset to 10,997,430 and 879,478 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 3,438,181 shares at $0.053365 per share in February 2014.
	8,434,767	-

On October 15, 2013, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.25 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 4,684,718 with exercise price being reset to $0.053365 per share in February 2014.	4,684,718	-

On February 7, 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.10 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 1,873,887 with exercise price being reset to $0.053365 per share in February 2014.	1,873,887	-

On February 15, 2014, the Company issued warrants to purchase 563,874 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the issuance of convertible note and conversion.	563,874	-

On February 20, 2014, the Company issued warrants to purchase 683,202 shares of the Company’s common stock to a note holder with an exercise price of $0.053365 per share as replacement warrant.	683,202	-

Sub-total Warrant Shares	36,637,604	5,233,177

Total potentially outstanding dilutive common shares	47,124,790	10,941,596

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Prepaid Fertilizer

Prepaid fertilizer consisted of the following:

	March 31, 2014	March 31, 2013

Prepaid fertilizer (*)	$1,498,008	$-

	$1,498,008	$-

*
The company acquired certain fertilizer in the amount of $1,498,008 in aggregate which was used for preparation of the fall planting for the spring harvest which will start from the second half of February, 2015 and last through April, 2015.

Note 5 – Property and Equipment

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2014.

(ii) Depreciation Expense

Depreciation expense was $4,393 and $1,234 for the reporting period ended March 31, 2014 and 2013, respectively.

Note 6 – Acquired Technology

On July 5, 2012, the Company acquired the rights to certain technology from Technew Technology Limited in exchange for 3,000,000 restricted shares of the Company's common stock.  These restricted shares were valued at $0.79 per share, discounted at 69% taking into consideration its restricted nature and lack of liquidity and consistent trading in the market, or $1,635,300, which was recorded as acquired technology and is being amortized on a straight-line basis over the acquired technology's estimated useful life of fifteen (15) years.

(i) Impairment

The Company completed its annual impairment testing of acquired technology and determined that there was no impairment as the fair value of patent, exceeded its carrying value at March 31, 2014.

(ii) Amortization Expense

Amortization expense was $109,020 and $81,765 for the reporting period ended March 31, 2014 and 2013, respectively.

Note 7 – Website Development Costs

(i) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at March 31, 2014.

(ii) Amortization Expense

Amortization expense was $1,068 each for the reporting period ended March 31, 2014 and 2013, respectively.

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

George Blankenbaker	President and significant stockholder of the Company

Leverage Investments, LLC	An entity owned and controlled by the president and significant stockholder of the Company

Technew Technology Limited	Non-controlling interest holder

Growers Synergy Pte Ltd.	An entity owned and controlled by the president and significant stockholder of the Company

Guangzhou Health Technology Development Company Limited	An entity owned and controlled by Non-controlling interest holder

Advances from Stockholder

From time to time, stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011 with an increase to $700 per month since July 1, 2013.  The Company recorded $6,900 and $6,000 in rent expense for the reporting period ended March 31, 2014 and 2013, respectively.

Farm Management and Off-Take Agreement with Growers Synergy Pte Ltd.

On November 1, 2011, the Company entered into a Management and Off-Take Agreement (the “Management Agreement”) with Growers Synergy Pte Ltd. (“GSPL”), a Singapore corporation.  Under the terms of the Management Agreement,  the Company will engage GSPL to supervise the Company’s farm management operations, recommend quality farm management  programs for stevia cultivation, assist in the hiring of employees and provide training to help the Company meet its commercialization  targets, develop successful models to propagate future agribusiness services, and provide back-office and regional logistical support for the development of proprietary stevia farm systems in Vietnam, Indonesia and potentially other countries. GSPL will provide services at $20,000 per month for a term of two (2) years from the date of signing, expiring on November 1, 2013.  The Management Agreement may be terminated by the Company upon 30 day notice.  In connection with the Management Agreement, the parties agreed to enter into an off-take agreement whereby GSPL agreed to purchase all of the non-stevia crops produced at the Company’s GSPL supervised farms.

On October 31, 2013 ("Effective Date"), the Company extended the Management and Off-Take Agreement (the “Management Agreement”) with GSPL with the same terms and conditions for a period of two (2) years ("Term") from the Effective Date, expiring October 31, 2015, and shall automatically be extended for a subsequent period of one (1) year expiring October 31, 2016 ("Extended Term") unless earlier terminated in writing.

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the reporting period ended March 31, 2014	For the reporting period ended March 31, 2013

Farm management services – related parties	$240,000	$240,000

	$240,000	$240,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2015	$240,000

2016	240,000

2017	140,000

$620,000

Note 9 – Convertible Notes Payable

(i) February 26, 2013 issuance of convertible notes with warrants

On February 26, 2013, the Company entered into two (2) 12% convertible notes payable of $350,000 in aggregate (“Convertible Notes”) with two investors (the “Payees”) maturing on September 30, 2013. The Payees have the option to convert the outstanding notes and interest due into the Company’s common shares at $0.25 per share at any time prior to September 30, 2013. In connection with the issuance of the Convertible Notes, the Company granted the Payees a warrant to purchase 1,400,000 common shares exercisable at $0.25 per share expiring three (3) years from the date of issuance.

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

On March 11, 2014 the Convertible Note in the principal amount of $250,000 plus accrued interest of $29,945 was converted into the Company’s common shares at $0.25 per share for 1,124,274 common shares.  The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.

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

(iii) October 15, 2013 issuance of convertible note with derivative warrant

General Terms

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 convertible at $0.20 per share, with an $8,000 Original Issue Discount ("OID") and interest at 10% per annum maturing on May 1, 2014. The Debenture is secured by 1,250,000 restricted common shares of the Company. The restricted shares will be issued in the name of Black Mountain Equities, Inc. upon closing. The note principal of the Convertible Note plus accrued interest of $13,800 was converted into the Company’s common shares at $0.057 per share for 1,119,299 common shares on March 31, 2014. The 1,250,000 security shares were surrendered to the Company for cancellation.

Events of Defaults

An “Event of Default”, wherever used herein, means any one of the following events: (i) An “Event of Default”, wherever used herein, means any one of the following events, (ii) A Conversion Failure; (iii) The Company or any subsidiary of the Company shall commence, or there shall be commenced against the Company or any subsidiary of the Company under any applicable bankruptcy or insolvency laws; (iv) (a) The Company or any subsidiary of the Company shall default in any of its obligations under any other indebtedness in an amount exceeding $100,000, whether such indebtedness now exists or shall hereafter be created and (b) The Common Stock is suspended or delisted for trading on the Over the Counter Bulletin Board market (the “Primary Market”), (c) The Company loses its ability to deliver shares via “DWAC/FAST” electronic transfer, (d) The Company loses its status as “DTC Eligible.”, (e) The Company shall become late or delinquent in its filing requirements as a fully-reporting issuer registered with the Securities & Exchange Commission.

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

The fair value of note derivative liability and the warrant liability were $11,428 and $76,647, respectively, or $88,075 in aggregate; $50,000 of which was recorded as a discount to the convertible note and the $38,075 remaining balance was recorded as other expense. The Company amortizes the OID and the discount to the note over the term of the convertible note and marks to market the warrant value as of each quarter end.

(iv) March 3, 2014 issuance of convertible note with Securities Purchase Agreement

General Terms

On March 3, 2014, the Company entered into a securities purchase agreement with Nomis Bay Ltd.("Nomis Bay"). The Purchase Agreement provides (i) Nomis Bay shall purchase from the Company a senior convertible note with an initial principal amount of $500,000 (the "Initial Convertible Note") for a purchase price of $340,000 (a 32% original issue discount) and (ii) the Company shall have the right to require Nomis Bay to purchase from the Company on or prior to the 10th trading day after the effective date of the Registration Statement an additional senior convertible note with an principal amount of $600,000 (the "Additional Convertible Note" and, together with the Initial Convertible Note, the "Convertible Notes") for a purchase price of $600,000. On March 3, 2014 and May 16, 2014, the Company issued the Initial Convertible Note and the Additional Convertible Note to Nomis Bay, respectively.

The Initial Convertible Note matures on December 27, 2014 (subject to extension as provided) and, in addition to the 32% original issue discount, accrues interest at the rate of 8% per annum. The Additional Convertible Note will mature on March 16, 2015 (subject to extension as provided) and will accrue interest at the rate of 8% per annum.  The Convertible Notes are convertible at any time at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest two (2) volume weighted average prices of the Common Stock during the 10 consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 60% (the "Variable Conversion Price") or (ii) $0.30 per share (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

The Company agreed to pay up to $40,000 of reasonable attorneys' fees and expenses incurred by Nomis Bay in connection with the transaction, which shall be withheld by Nomis Bay from the Initial Purchase Price for the Initial Convertible Note. An additional $20,400 shall be withheld by Nomis Bay from the Initial Purchase Price for the Initial Convertible Note and shall be paid directly to Garden State Securities for its services in acting as placement agent in connection with the transaction. Moreover, $36,000 shall be withheld by Nomis Bay from the Additional Purchase Price paid for the Additional Convertible Note, as applicable, and shall be paid directly to Garden State Securities for its services in acting as placement agent in connection with the transaction. The Company also agreed to issue warrants to purchase up to 90,667 shares of Common Stock at an exercise price of $0.30 per share to Garden State Securities for its services in acting as placement agent in connection with the transaction.

Extinguishment of debt

The total of $160,000 of the outstanding principal amount of the initial Convertible note together with any accrued interest shall be automatically extinguished without any cash payment by the Company upon the (i) Company has filed the Registration Statement with the SEC that has been declared effective by the SEC on or prior to the Effectiveness Deadline and the prospectus contained therein is available for use by Nomis Bay for the resale by Nomis Bay of the shares of Common Stock issued or issuable upon conversion of the Convertible Notes and (ii) no event of default or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date.  The Registration statement was effective on May 15, 2014 and the $160,000 principal amount was automatically extinguished.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and Nomis Bay also entered into a registration rights agreement dated as of the Closing Date (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement ("Registration Statement") with the SEC to register the resale of 24,602,792 shares of Common Stock (representing one-third of the number of shares of Common Stock held by non-affiliates of the Company) into which the Convertible Notes may be converted, on or prior to the 45th calendar day after the Closing Date (the "Filing Deadline") and have it declared effective at the earlier of (i) the 120th calendar day after the Closing Date and (ii) the fifth business day after the date the Company is notified by the SEC that such Registration Statement will not be reviewed or will not be subject to further review (the "Effectiveness Deadline"). The Registration statement was filed and declared effective on May 15, 2014.

Convertible notes payable consisted of the following:

	March 31, 2014	March 31, 2013
On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the unpaid principal of this note and any accrued and unpaid interest thereon, as of the Conversion Date, at the lower of (a) the price per share at which shares of capital stock issued in the Financing are sold in the Financing, or (b) the closing price of the Company's securities if traded on a securities exchange, or if actively traded over-the-counter, the average closing bid price for the securi1ies, in each case over the thirty (30) day period prior to the Conversion Date; provided however, that if no active trading market for the securities exists at the time of the conversion, such amount shall be the fair market value of a share of the Company's common stock as determined in good faith by Company's Board of Directors. A "Financing" means the closing of the sale of shares of capital stock of the Company in the first equity financing transaction after the date first set forth above, in which the Company receives gross proceeds of at least $100,000, excluding conversion of this Note. The note with accrued interest of $235,616 in aggregate, was converted to 1,973,337  shares on March 11, 2014.
	-	200,000

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest was converted to 1,154,520 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	100,000	350,000

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable in the principal amount of $220,438 convertible into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the convertible note, maturing on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum	220,438	220,438

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note with accrued interest of $124,444 in aggregate was converted to 2,250,158 shares during period ending March 31, 2014.	-	-

On August 27, 2013, the Company issued a convertible notes in the principal amount of $153,500 convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum due on May 26, 2014. The note with accrued interest of $159,640 in aggregate, was converted to 2,892,700 shares during period ending March, 31, 2014.	-	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $31,111 in aggregate was converted to 556,549 shares on March 26, 2014.	-	-

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 convertible at $0.20 per share, with an $8,000 Original Issue Discount ("OID") and interest at 10% per annum maturing on May 1, 2014. The Debenture is secured by 1,250,000 restricted common shares of the Company.  In connection with the issuance of the convertible note, the Company granted the note holder a warrant to purchase 1,000,000 common shares with an exercise price of $0.25 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales and Section 3(c) Subsequent Rights Offerings of the warrant ("full price and share reset provisions") expiring five (5) years from the date of issuance. The note and accrued interest of $63,800 in aggregate was converted to 1,119,299 shares on March 31, 2014.
	-	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date, with interest at 8% per annum, due on August 25, 2014.	53,000	-

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $62,222 in aggregate was converted to 1,113,099 shares on March 27, 2014.	-	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	80,000	-

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest. The note is due on February 20, 2015, one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.	55,556	-

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014.	340,000	-

Sub-total: convertible notes payable	848,994	770,438

Discount representing (i) the relative fair value of the warrants issued, (ii) the beneficial conversion features and (iii) the derivative liability on conversion features	(860,701)	(444,788)

Accumulated amortization of discount of convertible notes payable	467,468	32,050

Remaining discount	(393,233)	(412,738)

	$455,761	$357,700

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

On February 26, 2013 and March 15, 2013 the Company issued warrants with an exercise price of $0.25 per share. Pursuant to Section 3(b), the previously issued warrants’ exercise price was reset to $0.25 per share and the number of warrant shares was reset to 2,732,801 and 218,623, respectively, or 2,951,424 in aggregate.

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

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C) shares of the Company’s common stock to the investors (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b), expiring five (5) years from the date of issuance. On February 20, 2014 the previously issued warrants' exercise price was reset again to $0.053365 per share and the number of warrant shares was increased to 23,026,321 and 1,842,106, respectively, for 24,868,426 in aggregate. During February and March, 2014, the investors exercised warrants to purchase 1,877,333 shares at $0.0585 per share and 4,096,534 shares at $0.053365 per share, respectively. On March 11, 2014, the placement agent cashless exercised 3,438,181warrants at the exercise price of $0.053365 per share.

On October 15, 2013, the Company issued a warrant to purchase 1,000,000 common shares with an exercise price at $0.25 per share with full ratchet reset features expiring five (5) years from the date of issuance in connection with the issuance of a convertible note. On February 20, 2014 the warrants' exercise price was reset to $0.053365 per share and the number of warrant shares was reset to 4,684,718.

On February 07, 2014, the Company issued a warrant to purchase 1,000,000 common shares with an exercise price at $0.10 per share with full ratchet reset features expiring five (5) years from the date of issuance in connection with the issuance of a convertible note. On February 20, 2014 the warrants' exercise price was reset to $0.053365 per share and the number of warrant shares was reset to 1,873,887.

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

•
The Warrants with an exercise price of $0.25 exercise price is projected to reset to $0.047 at maturity; the Warrants with an exercise price of  $0.20 per share  is projected to reset to $0.043 at maturity

•	The Company had no reset event during this quarter period ending 12/31/2013. Prior reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20.

•	No warrants have expired. Warrants with full reset feature issued during this quarter period ending 12/31/2013

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%

September 30, 2012	127%	173%	211%	244%	272%

March 31, 2013	122%	167%	205%	236%	264%

March 31, 2014	104%	168%	202%	233%	261%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative Warrants Assets (Liability)	Total

Balance, September 30, 2012	$(180,284)	$(180,284)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(305,829)	(305,829)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2013	(486,113)	(486,113)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(5,290,703)	(5,290,703)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	385,192	385,192

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2014	$(5,391,624)	$(5,391,624)

(d) Warrants Outstanding

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at March 31, 2013	2,951,424	2,281,753	5,233,177	(486,113)

Issuance of warrants	42,302,198	1,247,076	42,549,274	(472,374)	-	-

Exercise of warrants	(12,144,847)	-	(12,144,847)	857,566	-	-

Mark to market				(5,290,703)		5,290,703

Derivative warrant at March 31, 2014	33,108,775	3,528,829	36,637,604	(5,391,624)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through March 31, 2014:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	5,233,177	$0.20	$0.20	$620,325	$-

Granted	43,549,274	0.053365 - 0.30	0.053365	472,374	-

Canceled	-	-	-	-	-

Exercised	(12,144,847)	0.053365 - 0.20	0.053365	(411,805)	-

Expired	-	-	-		-

Balance, March 31, 2014	36,637,604	$0.053365 - 0.30	$0.05436	$680,894	$-

Earned and exercisable, March 31, 2014	36,637,604	$0.053365 - 0.30	$0.05436	$680,894	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.053365 - 0.30	36,637,604	3.97	$0.05436	36,637,604	3.97	$0.05436

$0.053365 - 0.30	36,637,604	3.97	$0.05436	36,637,604	3.97	$0.05436

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

Consulting Agreement – Mountain Sky International Limited

On April 18, 2013, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mountain Sky International Limited (“Mountain Sky”) to perform consulting certain services for the Company. In consideration of the mutual covenants and promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, the parties agree as follows:

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

•
On December 23, 2011, 3,000,000 out of the 6,000,000 Escrow Shares have been earned by and released to Ventures stockholder upon achievement of the First Milestone within 180 days of June 23, 2011, the Closing Date associated with the First Milestone.  These shares were valued at $0.25 per share or $750,000 on the date of release and recorded as salary and compensation - officer.

•
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

The Company recorded the remaining balance of $187,500 for the reporting period ended March 31, 2014.

December 4, 2013 Issuance of Common Shares for Director Services

On December 4, 2013 the Company issued 1,500,000 shares to a newly appointed member of the board of directors as compensation for future services. These shares shall vest 750,000 shares of restricted stock on each of the first two anniversaries of the date of grant, subject to the director’s continuous service to the Company as a director.  These shares were valued at $0.125 per share or $187,500 on the date of grant and are being amortized over the vesting period of two (2) years or $7,811 per month.

The Company recorded $31,250 in director’s fees for the reporting period ended March 31, 2014.

February 26, 2014 Issuance of Common Shares for Chairman and CEO

On February 26, 2014, the Company issued 20,000,000 Restricted Shares to George Blankenbaker, the Company's President and director for services to be rendered.  4,000,000 of such shares vest at the time of issuance and the remainder vest over the following four years in equal annual installments. These shares were valued at $0.053365 per share or $1,067,300 at the date of grant, $213,460 of which were recorded as salary and compensation at the time of issuance and $853,840 of which are being amortized over the vesting period of four (4) years or $213,460 annually recorded as salary and compensation - officers.

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

On February 26, 2014, the Company issued 3,000,000 restricted shares to Growers Synergy Pte Ltd., a corporation organized under the laws of Singapore ("Growers Synergy"), all of which were fully vested at the time of issuance. These shares were valued at $0.053365 per share or $160,095 and recorded as a consulting fee.

Common Shares Issued in Connection with Consulting Agreement

On April 18, 2013, the Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in partial consideration for consulting services rendered by Mountain Sky.  500,000 of the 1,000,000 shares vested at the time of grant, and 500,000 will vest on the one (1) year anniversary of the date of grant. The 500,000 shares that vested on April 30, 2013 were valued at $0.20 per share or $100,000 and recorded as a consulting fee.

On February 26, 2014, the Company issued an aggregate of 4,300,000 shares of common stock pursuant to restricted stock award agreements to the consultants of the Company for services.  These shares were valued at $0.053365 per share or $229,470 and recorded as a consulting fee.

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

Issuance of Common Stock per the Settlement Agreement

The Company acquired certain seeds in the amount of $1,807,000 in aggregate which was used for preparation of the fall planting for the 2014 spring harvest which started from the second half of February, 2014 and lasted through April, 2014, $1,042,000 of which was in default. The vendor of the Company sold its accounts receivable of $1,042,000 to Hanover Holdings I, LLC, a New York limited liability company ("Hanover"), an independent third party.  On July 12, 2013, Hanover commenced an action against the Company to recover the $1,042,000 of past-due accounts payable of the Company, plus fees and costs (the "Claim").  On July 25, 2013, the Supreme Court of the State of New York, County of New York (the  "Court"),  entered  an order (the  "Order")  approving a settlement  (the "Settlement Agreement")  between the Company and Hanover, which became effective and binding upon the Company and Hanover upon execution of the Order by the Court on July 25, 2013.

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

The Company considered the settlement of debt with common shares as an extinguishment of debt and applied extinguishment accounting accordingly.  The Company compared the trade accounts payable and related settlement costs with the fair value of common shares issued. Because the fair value of common shares issued was $561,077 greater than trade accounts payable and related settlement costs, the Company applied extinguishment accounting, resulting in a loss on extinguishment of debt of $561,077, for the reporting period ended March 31, 2014.

Issuance of common stock for accounts payable conversion

On February 26, 2014, the Company agreed to convert an aggregate of approximately $893,579.93 of advances for working capital received from George Blankenbaker, the Company's President and director, and entities affiliated with Mr. Blankenbaker, into an aggregate of 16,744,682 shares of common stock valued at the Company's most recent PPM price of $0.053365 per share.

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

On March 31, 2014, the Company issued a warrant to purchase 683,202 common shares with an exercise price range from $0.053365 to $0.30 per share expiring five (5) years from the date of issuance to the placement agent.

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

Future minimum payments required under this agreement at March 31, 2014 were as follows:

Fiscal Year Ending March 31:

2015	30,000

2016	30,000

$60,000

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

Hong Kong SAR Income Tax

Stevia Asia Limited, a wholly-owned subsidiary of the Company, is registered in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended March 31, 2014.

Stevia Technew Limited, a majority owned subsidiary of the Company, is registered in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended March 31, 2014.

Deferred Tax Assets

At March 31, 2014, Stevia has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $6,703,239, net of non-deductible items of $6,208,441 (i) accumulated change in fair value of derivative liability, (ii) accumulated debt discount, and (b) accumulated excess of fair value of derivative liability over the face value of notes that may be used to offset future taxable income through the fiscal year ending March 31, 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $2,279,101 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $1,003,711 and $485,383 for the fiscal year ended March 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	March 31, 2014	March 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	2,279,101	1,275,390

Less valuation allowance	(2,279,101)	(1,275,390)

Deferred tax assets, net of valuation allowance	$-	$-

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

Income Tax Provision in the Consolidated Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2014	For the Fiscal Year Ended March 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 15 – Concentrations and Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the reporting period ended March 31, 2014 and the accounts receivable at March 31, 2014.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases
	March 31, 2014	March 31, 2013	For the Reporting Period Ended March 31, 2014	For the Reporting Period Ended March 31, 2013

Growers Synergy Pte. Ltd. – related party	4.1%	50.1%	3.6%	26.4%

Stevia Ventures Corporation	48.5%	16. 9%	52.5%	55.7%

SG Agro Tech Pte Ltd	-%	-%	33.5%	-%

	52.6%	67.0%	89.6%	82.1%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Entry into Note Purchase Agreement

On April 2, 2014 the Company entered into a note purchase agreement with YOPCP, LLC, a Colorado limited liability company ("YOPCP"). YOPCP is a manufacturer of ready to eat organic gourmet soups. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company shall purchase from YOPCP a senior secured convertible promissory note with an initial principal amount of $250,000 (the "Note") for a purchase price of $250,000.

The Note bears interest at a rate of fifteen percent (15%) per annum and is due on the earlier of (i) the twelve (12) month anniversary of the issuance of the Note, or (ii) the next date of sale of equity of the Company (a "Company Financing") following the Closing Date. The Company has the right to convert the Note at a conversion price equal to the price per unit of the Company's membership units ("Units") in the Company Financing (the "Conversion Price"). Upon full repayment or conversion of the Note, the Company has the additional right to receive an amount of Units equal to the initial principal amount of the Note divided by the Conversion Price.

The Company has a right of participation with respect to any future financing of YOPCP. Pursuant to the terms of the Purchase Agreement, the Company may elect to participate in an amount equal to 50% of any proposed future financing of YOPCP until the expiration of the maturity date of the Note. The Company also has a right of first refusal with respect to the management rights for distribution of YOPCP's products in Asia for a five year period.

The Company also entered into a security agreement (the "Security Agreement") with YOPCP which YOPCP granted a lien on all of its assets (the "Collateral") in favor of the Company to secure YOPCP's obligations under the Note. The Security Agreement includes certain customary representations, warranties and covenants regarding the perfection and maintenance of the Company's security interests in the Collateral. The lien on the Collateral will be released upon full payment or full conversion of the Note.

Entry into Securities Purchase Agreement with warrants

On April 8, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with an investor to raise $225,000 in a private placement financing. Pursuant to the SPA, the Company issued to the investor: (i) an aggregate of 1,500,000 shares of the Company's common stock at $0.15 per share and (ii) warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.45 expiring five (5) years from the date of issuance for a gross proceeds of $225,000.

Conversion of convertible notes

During the period from April1, 2014 to July 11, 2014, the convertible note holders converted a total of $583,127, at conversion price range from $0.0390 to 0.0879 per share to 12,151,771 shares of the Company’s common stock,.

Exercise of warrants

During the period from April1, 2014 to July 11, 2014, the investors exercised warrants to purchase a total of 10,151,294 shares of the Company’s common stock with an exercise price range from $0.0402 to 0.053365 per share for $529,490 in cash.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Exchange Agreement dated June 23, 2011 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 29, 2011)

3.1	Articles of Incorporation of the Registrant, dated May 18, 2007, including all amendments to date (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed November 20, 2013)

3.2	Amended and Restated Bylaws of the Registrant, as amended, dated March 18, 2011 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 22, 2011)

10.1	Supply Agreement with Asia Stevia Investment Development Company Ltd, dated April 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 29, 2011)

10.2	Supply Agreement with Stevia Ventures Corporation, dated April 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 29, 2011)

10.3	Convertible Promissory Note, with Vantage Associates SA, dated February 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 29, 2011)

10.4	Convertible Promissory Note, with Vantage Associates SA, dated June 23, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 29, 2011)

10.5	Form of Convertible Promissory Note (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 21, 2011)

10.6	Stock Purchase Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 21, 2011)

10.7	Management and Off-Take Agreement with Growers Synergy Pte Ltd., effective November 1, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2011)

10.8
The Minutes for Land Transferring Agreement for New Crop Plants Variety, dated December 14, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 17, 2012)

10.9
Supply Agreement with Guangzhou Health China Technology Development Company Limited, dated February 21, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 27, 2012)

10.10	Cooperative Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 11, 2012)

10.11	Technology Acquisition Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 11, 2012)

10.12	Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2012)

10.13	Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2012)

10.14	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 7, 2012)

10.15	Reset Letter with Anson Investments Master Fund LP, dated May 1, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2013)

10.16	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 6, 2013)

10.17	Stipulation of Settlement with Hanover Holdings I, LLC, dated July 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2013)

10.18	$400,000 Promissory Note, dated July 16, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 19, 2013)

10.19	Form of Senior Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 4, 2014)

10.20	Securities Purchase Agreement, dated as of March 3, 2014, by and between Nomis Bay Ltd. and Stevia Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 4, 2014)

10.21	Registration Rights Agreement, dated as of March 3, 2014, by and between Nomis Bay Ltd. and Stevia Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 4, 2014)

10.22	Note Purchase Agreement, dated as of April 2, 2014, by and between Stevia Corp. and YOPCP, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2014)

10.23	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2014)

10.24	Security Agreement, dated as of April 2, 2014, by and between Stevia Corp. and YOPCP, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 3, 2014)

14.1	Code of Ethics (incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 31, 2011)

21	List of Subsidiaries*

31	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer and Principal Financial Officer)*

32	Section 1350 Certifications*

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T*

* Filed herewith