Form 10-Q
period 2014-06-30
Stevia Corp
filed 2014-08-19
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2014

Common stock, $.001 par value	192,902,493

STEVIA CORP.
FORM 10-Q

June 30, 2014

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on July 15, 2014.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

June 30, 2014 and 2013

 Stevia Corp.
 Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
Assets

Current assets:
Cash	$501,205	$735,044
Accounts receivable	150,250	673,039
Convertible note receivable	250,000	-
Prepaid seeds and fertilizer	3,136,630	1,498,008
Other current assets	325	2,041
Total current assets	4,038,410	2,908,132

Non-current assets:
Property and equipment	24,400	24,400
Accumulated depreciation	(6,921)	(5,627)
Property and equipment, net	17,479	18,773

Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(218,040)	(190,785)
Acquired technology, net	1,417,260	1,444,515

Website development costs	13,748	6,203
Accumulated amortization	(3,204)	(2,937)

Website development costs, net	10,544	3,266

Security deposit	15,000	15,000

Total assets	$5,498,693	$4,389,686

Liabilities and equity (deficit)

Current liabilities:
Accounts payable	$102,038	$540,144
Accounts payable - president and CEO	207,256	252,486
Accrued expenses	500	17,500
Accrued interest	139,985	89,490
Advances from president and significant stockholder	1,327	852
Convertible notes payable - net of discount	462,792	455,761
Total current liabilities	913,898	1,356,233

Non-Current liabilities:
Derivative note liabilities	675,033	1,027,434
Derivative warrant liabilities	811,946	4,364,190
Total non-current liabilities	1,486,979	5,391,624

Total liabilities	2,400,877	6,747,857

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
170,049,480 and 149,109,271 shares issued and outstanding, respectively	170,048	149,108
Additional paid-in capital	14,856,957	11,383,415
Accumulated deficit	(11,608,440)	(13,597,941)

Total Stevia Corp stockholders' equity (deficit)	3,418,565	(2,065,418)

Non-controlling interest in subsidiaries
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(320,749)	(292,753)

Non-controlling interest in subsidiaries	(320,749)	(292,753)

Total Equity (Deficit)	3,097,816	(2,358,171)

Total Liabilities and Equity (Deficit)	$5,498,693	$4,389,686

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
 Consolidated Statements of Operations

	For the Three Months	For the Three months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$2,217,026	$957,261

Cost of revenue
Farm produce	1,662,135	758,809
Farm expenses	15,000	283,039
Farm management services - related parties	60,000	60,000
Total cost of revenue	1,737,135	1,101,848

Gross margin	479,891	(144,587)

Operating expenses:
Directors' fees	76,803	93,750
Professional fees	126,641	208,846
Research and development	96,000	116,531
Salary and compensation - officer	-	600,000
Salary and compensation - others	-	66,178
General and administrative expenses	74,138	137,079
Total operating expenses	373,582	1,222,384

Income (loss) from operations	106,309	(1,366,971)

Other (income) expense:
Change in fair value of derivative liability	(2,154,038)	(317,151)
Debt discount	199,427	206,370
Financing cost	46,800	-
Interest expense	52,615	22,053
Other (income) expense, net	(1,855,196)	(88,728)

Income (loss) before income tax provision and non-controlling interest	1,961,505	(1,278,243)

Income tax provision	-	-

Net income (loss)
Net income (loss) before non-controlling interest	1,961,505	(1,278,243)
Net income (loss) attributable to the non-controlling interest	(27,996)	(75,347)

Net income (loss) attributable to Stevia Corp.	$1,989,501	$(1,202,896)

Earnings per share
- Basic:	$0.01	$(0.02)

- Diluted:	$0.01	$(0.02)

Weighted average common shares outstanding
- Basic:	159,613,578	64,703,239

- Diluted:	188,177,017	64,703,239

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
For the Fiscal Year Ended March 31, 2014 and the reporting period ending June 30, 2014
(Unaudited)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional paid-in Capital	Common stock to be Issued	Accumulated Deficit	Total STEV Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, March 31, 2013	63,555,635	$63,556	$4,760,624	$-	$(4,359,415)	$464,765	(214,158)	250,607

Common shares issued for consulting services valued at $0.20 per share on April 30, 2013	500,000	500	99,500			100,000		100,000

Exercise of warrant with exercise price adjusted to $0.20 per share on May 6, 2013	853,333	853	169,813			170,666		170,666

Commissions and legal fees paid in connection with the exercise of warrants on May 6, 2013			(18,653)			(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			595,852			595,852		595,852

Warrants issued to investors in connection with warrants exercised on May 6, 2013 classified as derivative liability			(833,106)			(833,106)		(833,106)

Make good shares released to officer for achieving the second and third milestones on June 21, 2013	3,000,000	3,000	597,000			600,000		600,000

Common shares issued for future director services on October 4, 2011 earned during the period endng June 30,2013			93,750			93,750		93,750

Reclassification to derivative liability for warrants that became derivatives			(167,949)			(167,949)		(167,949)

Common shares issued for future director services on October 4, 2011 earned during the period endng September 30, 2013			93,750			93,750		93,750

Anti-dilution shares issued in accordance with the Security Purchase Agreement dated August 1, 2012 on October 1, 2013	286,666	286	(286)			-		-

Common shares issued for future director service on December 4, 2013	1,500,000	1,500	186,000			187,500		187,500

Common shares issued for future director service on December 4, 2013			(187,500)			(187,500)		(187,500)

Common shares issued per debt settlement agreement for past due accounts payable and related settlement costs	13,000,000	13,000	1,416,715	279,222		1,708,937		1,708,937

Common shares issued for future director service on December 4, 2013 earned during the period endng December 31, 2013			7,811			7,811		7,811

Common shares issued per debt settlement agreement for past due accounts payable and related settlement costs	2,538,882	2,539	276,683	(279,222)		-		-

Exercise of warrants with exercise price reset to $0.0585 per share on February 13, 2014	1,877,333	1,877	107,947			109,824		109,824

Exercise of warrants with exercise price reset to $0.053365 per share in February and March, 2014	4,096,534	4,097	214,515			218,612		218,612

Commissions paid in connection with the exercise of warrants on during the quarter ending March 31, 2014			(26,275)			(26,275)		(26,275)

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			943,456			943,456		943,456

Cashless exercise of warrants with exercise price reset to $0.053365 per share on March 11, 2014	3,438,181	3,438	180,040			183,478		183,478

Cashless exercise of warrants on March 11, 2014	(611,391)	(611)	(182,867)			(183,478)		(183,478)

Reclassification of derivative liability to additional paid-in capital associated with the cashless exercise of warrants			145,612			145,612		145,612

Common shares issued for notes and accrued interest conversion at $0.1194 per share on March 11, 2014	1,973,337	1,973	233,643			235,616		235,616

Common shares issued for notes and accrued interest conversion at $0.25 per share on March 11, 2014	1,124,274	1,124	279,945			281,069		281,069

Common shares issued for notes conversion at $0.0585 per share on January 21 and February 4, 2014	850,000	850	48,875			49,725		49,725

Common shares issued for notes and accrued interest conversion at $0.053365 per share on February 19 and February 27, 2014	1,400,158	1,400	73,319			74,719		74,719

Common shares issued for notes conversion at $0.0555 per share on March 3, 2014	630,631	631	34,369			35,000		35,000

Common shares issued for notes and accrued interest conversion at $0.0551 per share on February 28 and Mar 5, 2014	2,262,069	2,262	122,378			124,640		124,640

Common shares issued for notes and accrued interest conversion at $0.0559 per share on March 26 and March 27, 2014	1,669,648	1,670	91,663			93,333		93,333

Common shares issued for notes and accrued interest conversion at $0.057 per share on March 31, 2014	1,119,299	1,119	62,681			63,800		63,800

Reclassification of derivative liability to additional paid-in capital associated with the notes and accrued interest conversion			627,333			627,333		627,333

Warrants issued to the placement agent in connection with issuance and conversion of convertible notes			(139,223)			(139,223)		(139,223)

Common shares issued for consulting services valued at $0.053365 per share on February 24, 2014	7,300,000	7,300	382,265			389,565		389,565

Common shares issued for officer's service valued at $0.053365 per share on February 24, 2014	20,000,000	20,000	1,047,300			1,067,300		1,067,300

Common shares issued for officer's service valued at $0.053365 per share on February 24, 2014			(1,067,300)			(1,067,300)		(1,067,300)

Common shares issued for officer's service valued at $0.053365 per share on February 24, 2014			213,460			213,460		213,460

Common shares issued per the Debt Conversion Agreement valued at $0.053365 per share on February 26, 2014	9,339,348	9,339	489,055			498,394		498,394

Common shares issued for the subsidiary's debt conversion valued at $0.053365 per share on February 26, 2014	7,405,334	7,405	387,781			395,186		395,186

Common shares issued for future director service on December 4, 2013 earned during the period endng March 31, 2014			23,439			23,439		23,439

Net loss					(9,238,526)	(9,238,526)	(78,595)	(9,317,121)

Balance, March 31, 2014	149,109,271	$149,108	$11,383,415	$-	$(13,597,941)	$(2,065,418)	$(292,753)	$(2,358,171)

Cashless exercise of warrants with exercise price reset to $0.053365 per share on April 4, 2014	4,684,718	4,685	245,315			250,000		250,000

Cashless exercise of warrants on April 4, 2014	(841,750)	(842)	(249,158)			(250,000)		(250,000)

Reclassification of derivative liability to additional paid-in capital associated with the cashless exercise of warrants			1,039,025			1,039,025		1,039,025

Common shares and warrants issued for cash at $0.15 per share on April 9, 2014	1,500,000	1,500	223,500			225,000		225,000

Warrants issued to the investor in connection with issuance of common stocks			(163,707)			(163,707)		(163,707)

Common shares issued for consulting services vested upon one year valued at $0.053365 per share on April 30, 2014	500,000	500	26,183			26,683		26,683

Exercise of warrants for cash with exercise price at $0.053365 per share in May and June, 2014	9,772,052	9,772	511,714			521,486		521,486

Commissions paid in connection with the exercise of warrants during the quarter ending June 30, 2014			(35,612)			(35,612)		(35,612)

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants			1,264,438			1,264,438		1,264,438

Common shares issued for notes and accrued interest conversion at $0.0812 per share on May 27 and May 28, 2014 to one investor	678,818	679	54,441			55,120		55,120

Common shares issued for notes and accrued interest conversion at the price range from $0.0426 to $0.0879 per share in May and June 2014 to one investor	4,646,371	4,646	246,861			251,507		251,507

Reclassification of derivative liability to additional paid-in capital associated with the notes and accrued interest conversion			248,365			248,365		248,365

Warrants issued to the placement agent in connection with issuance and conversion of convertible notes			(14,625)			(14,625)		(14,625)

Common shares issued for officer's service on February 24, 2014 earned during the period endng June 30, 2014			53,365			53,365		53,365

Common shares issued for future director service on December 4, 2013 earned during the period endng June 30, 2014			23,437			23,437		23,437

Net loss					1,989,501	1,989,501	(27,996)	1,961,505

Balance, June 30, 2014	170,049,480	$170,048	$14,856,957	$-	$(11,608,440)	$3,418,565	$(320,749)	$3,097,816

 See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Three Months	For the Three months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$1,961,505	$(1,278,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	1,294	766
Amortization expense - acquired technology	27,255	27,255
Amortization expense - website development costs	267	267
Amortization of discount on convertible notes payable	199,427	206,370
Change in fair value of derivative liability	(2,154,038)	(317,151)
Common shares issued for director services earned during the period	76,803	93,750
Common shares issued for services-related party	-	600,000
Common shares issued for outside services	26,683	100,000
Changes in operating assets and liabilities:
Accounts receivable	522,789	119,913
Prepaid seeds and fertilizer	(1,638,622)	-
Other current assets	1,716	(37,851)
Accounts payable	(438,106)	179,642
Accounts payable - president and CEO	(45,230)	10,090
Accrued expenses	(17,000)	(9,900)
Accrued interest	52,615	22,053
Net cash used in operating activities	(1,422,643)	(283,039)

Cash flows from investing activities:
Investment in convertible note receivable	(250,000)	-
Purchases of property and equipment	-	(16,475)
Website development costs	(7,545)	-
Net cash used in investing activities	(257,545)	(16,475)

Cash flows from financing activities:
Advances from (repayments to) president and significant stockholder	475	(10,495)
Proceeds from issuance of convertible notes, net of costs	735,000	-
Proceeds from sale of common stock, net of costs	225,000	-
Proceeds from exercise of warrants, net of costs	485,874	152,013
Net cash provided by financing activities	1,446,349	141,518

Net change in cash	(233,839)	(157,996)

Cash at beginning of reporting period	735,044	424,475

Cash at end of reporting period	$501,205	$266,479

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes	$304,507	$500,000

Converstion of accrued interest to convertible notes	$-	$20,438

Issuance of common stock for conversion of accrued interest	$2,120	$27,740

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
June 30, 2014 and 2013
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

Formation of SC Brands Pte Ltd

On October 1, 2013, the Company formed SC Brands Pte Ltd (“SC Brands”) under the laws of Singapore, with the Company owning 70% of the shares and 30% owned by a Singapore strategic partner that will provide the working capital funds via fixed convertible notes to the Company. As of June 30, 2014 SC Brands was inactive.

Formation of Real Hemp, LLC

On February 24, 2014, the Company formed Real Hemp, LLC (“Real Hemp”), a limited liability company under the laws of State of Indiana, as a wholly-owned subsidiary.

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on July 15, 2014.

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and March 31, 2014.

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

There was no allowance for doubtful accounts as of June 30, 2014 or March 31, 2014.

The Company does not have any off-balance-sheet credit exposure to its customers.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Extinguishment Accounting

On July 25, 2013, the Supreme Court of the State of New York, County of New York (the  "Court"),  entered  an order (the  "Order")  approving the settlement  (the "Settlement Agreement")  between the Company and Hanover Holdings I, LLC, a New York limited  liability company  ("Hanover").  Hanover commenced the action against the Company on July 12, 2013 to recover $1,042,000 of past-due accounts payable of the Company, plus fees and costs (the "Claim"). The Settlement Agreement became effective and binding upon the Company and Hanover upon execution of the Order by the Court on July 25, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A nonemployee director does not satisfy this definition of employee. Nevertheless, nonemployee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to nonemployee directors for their services as directors. Awards granted to nonemployee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.
The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.
The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

Earnings Per Share

Earnings per share (“EPS”)  is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic EPS is computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS is computed by dividing earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-22 and 23 the dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions  (see paragraph 260–10–55–23). Antidilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a.  Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b.  The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.)  c.  The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows;

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013
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
	881,752	881,572

On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance convertible at the lower of (a) the price per share at which shares of capital stock issued in the Financing or (b) the average closing bid price over the thirty (30) day period prior to the Conversion Date. The note with accrued interest of $235,616 was converted to 1,973,337 shares on March 11, 2014.	-	1,000,000

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest of $29,945 was converted to 1,124,274 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	400,000	1,400,000

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.The principal of the note was converted to 652,709 shares on May 27 and May 28, 2014.	652,709	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	800,000	-

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	1,304,131	-

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014. The principal amount of $251,507 was converted to 4,646,371 shares during the quarter ending June 30, 2014 and $88,493 remaining principal to be converted as of June 30, 2014	2,077,300	-

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015.	14,084,507	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	3,521,127	-

Sub-total Convertible Note Shares	23,068,817	3,281,752

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. On February 26, 2013, warrants issued subsequent to these warrants triggered a reset of these warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted to 2,951,424 shares accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share and the shares to be issued under the warrants were adjusted to 3,689,280 shares accordingly. On May 8, 2013, investors exercised the warrants to purchase 2,732,799 shares (853,333 original shares) at $0.20 per share. On February 7, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 11,093,791 shares and $0.053365 per share. On June 29, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to ,2,524,320 shares and $0.0426 per share
	2,524,320	956,481

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	1,400,000

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	881,753

On May 6, 2013, the Company issued three (3) series of warrants:

Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share and full reset feature expiring five (5) years from the date of issuance, which was subsequently reset to 7,035,821 and 562,866 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 1,877,333 shares at $0.053365 per share in February 2014. In May 2014, the warrant holders exercised certain warrants and acquired 5,158,487 shares at $0.053365 per share and Series A warrants was all exercised.
	-	2,027,520

Series B warrants include (i) warrants to purchase 1,066,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 85,333 shares of the Company's common  stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance, which was subsequently reset to 4,997,030 and 399,762 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 1,066,666 shares at $0.053365 per share. In May 2014, the warrant holders exercised the remaining warrants and acquired 3,930,363 shares at $0.053365 per share in May 2014. Series B warrants was all exercised.
	-	1,151,999

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised, which was subsequently reset to 10,997,430 and 879,478 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 2,346,666 shares at $0.053365 per share in February 2014.
	11,577,272	2,534,399

On October 15, 2013, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.25 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 4,684,718 with exercise price being reset to $0.053365 per share in February 2014, all of which were cashless exercised on April 4, 2014.	-	-

On February 7, 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.10 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 2,347,418 with exercise price being reset to $0.0426 per share in June 2014.	2,347,418	-

On February 15, 2014, the Company issued warrants to purchase 563,874 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the issuance of convertible note and conversion.	563,874	-

On February 20, 2014, the Company issued warrants to purchase 683,202 shares of the Company’s common stock to a note holder with an exercise price of $0.053365 per share as replacement warrant, all of which were exercised during the quarter ending June 30, 2014.	-	-

On April 8, 2014, the Company issued warrants to purchase 4,000,000 shares of the Company’s common stock to one investor with an exercise price of $0.45 per share in connection with the commons stock purchase.	4,000,000	-

On May 15, 2014, the Company issued warrants to purchase 423,931 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the conversion of convertible notes.	423,931	-

Sub-total Warrant Shares	23,718,568	8,952,152

Total contingent shares issuance arrangement, stock options or warrants	46,787,385	12,233,904

For the reporting period ended June 30, 2014 there were approximate 28,563,439 potentially outstanding dilutive common shares.  For the reporting period ended June 30, 2013 there were approximate 1,456,384 potentially outstanding dilutive common shares which was excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Convertible Note Receivable

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

The Note bears interest at fifteen percent (15%) per annum and is due on the earlier of (i) the twelve (12) month anniversary of the issuance of the Note, or (ii) the next date of sale of equity of YOPCP (a " YOPCP Financing") following the Closing Date. The Company has the right to convert the Note at a conversion price equal to the price per unit of YOPCP's membership units ("Units") in YOPCP Financing (the "Conversion Price"). Upon full repayment or conversion of the Note, the Company has the additional right to receive an amount of Units equal to the initial principal amount of the Note divided by the Conversion Price.

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

Note 5 – Prepaid Seeds and Fertilizer

Prepaid seeds and fertilizer consisted of the following:

	June 30, 2014	March 31, 2014

Prepaid seeds and fertilizer (*)	$3,136,630	$1,498,008

	$3,136,630	$1,498,008

*
The company acquired certain seeds and fertilizer in the amount of $3,136,630 in aggregate which was used for preparation of the fall planting for the spring harvest which will start from the second half of February, 2015 and last through April, 2015.

Note 6 – Property and Equipment

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2014.

(ii) Depreciation Expense

Depreciation expense was $1,294 and $766 for the reporting period ended June 30, 2014 and 2013, respectively.

Note 7 – Acquired Technology

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

(ii) Amortization Expense

Amortization expense was $27,255 each for the reporting period ended June 30, 2014 and 2013, respectively.

Note 8 – Website Development Costs

(i) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at March 31, 2014.

(ii) Amortization Expense

Amortization expense was $267 each for the reporting period ended June 30, 2014 and 2013, respectively.

Note 9 – Related Party Transactions

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011 with an increase to $600 per month since July 1, 2013.  The Company recorded $1,800 and $1,500 in rent expense for the reporting period ended June 30, 2014 and 2013, respectively.

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

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the reporting period ended June 30, 2014	For the reporting period ended June 30, 2013

Farm management services – related parties	$60,000	$60,000

	$60,000	$60,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2015 (remainder of the fiscal year)	$180,000
2016	240,000
2017	140,000

$560,000

Note 10 – Convertible Notes Payable

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

On March 30, 2014, the principal of the Convertible Note plus accrued interest of $13,800 was converted into the Company’s common shares at $0.057 per share for 1,119,299 common shares and the 1,250,000 security shares were surrendered to the Company for cancellation.

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

(iv) March 3, 2014 issuance of convertible note with Securities Purchase Agreement

General Terms

On March 3, 2014, the Company entered into a securities purchase agreement with Nomis Bay Ltd. ("Nomis Bay"). The Purchase Agreement provides (i) Nomis Bay shall purchase from the Company a senior convertible note with an initial principal amount of $500,000 (the "Initial Convertible Note") for a purchase price of $340,000 (a 32% original issue discount) and (ii) the Company shall have the right to require Nomis Bay to purchase from the Company on or prior to the 10th trading day after the effective date of the Registration Statement an additional senior convertible note with a principal amount of $600,000 (the "Additional Convertible Note" and, together with the Initial Convertible Note, the "Convertible Notes") for a purchase price of $600,000. On March 3, 2014 and May 16, 2014, the Company issued the Initial Convertible Note and the Additional Convertible Note to Nomis Bay, respectively.

The Initial Convertible Note matures on December 27, 2014 (subject to extension as provided) and, in addition to the 32% original issue discount, accrues interest at 8% per annum. The Additional Convertible Note will mature on March 16, 2015 (subject to extension as provided) and will accrue interest at 8% per annum.  The Convertible Notes are convertible at any time at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest two (2) volume weighted average prices of the Common Stock during the 10 consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 60% (the "Variable Conversion Price") or (ii) $0.30 per share (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions).

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

Extinguishment of debt

The total of $160,000 of the outstanding principal amount of the initial Convertible note together with any accrued interest shall be automatically extinguished without any cash payment by the Company upon (i) the Company has filed the Registration Statement with the SEC that has been declared effective by the SEC on or prior to the Effectiveness Deadline and the prospectus contained therein is available for use by Nomis Bay for the resale by Nomis Bay of the shares of Common Stock issued or issuable upon conversion of the Convertible Notes and (ii) no event of default or an event that with the passage of time or giving of notice would constitute an event of default has occurred on or prior to such date.  The Registration statement was effective on May 15, 2014 and the $160,000 principal amount was automatically extinguished.

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

Convertible notes payable consisted of the following:

	June 30, 2014	March 31, 2014
On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest was converted to 1,154,520 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	100,000	100,000

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable in the principal amount of $220,438 convertible into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the convertible note, maturing on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum	220,438	220,438

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note with accrued interest of $124,444 in aggregate was converted to 2,250,158 shares during period ending March 31, 2014.	-	-

On August 27, 2013, the Company issued a convertible notes in the principal amount of $153,500 convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum due on May 26, 2014. The note with accrued interest of $159,640 in aggregate, was converted to 2,892,700 shares during period ending March, 31, 2014.	-	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $31,111 in aggregate was converted to 556,549 shares on March 26, 2014.	-	-

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
	-	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date, with interest at 8% per annum, due on August 25, 2014. The principal of the note and accrued interest of $55,120 in aggregate was converted to 678,818 shares on May 27 and May 28, 2014.	-	53,000

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $62,222 in aggregate was converted to 1,113,099 shares on March 27, 2014.	-	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	80,000	80,000

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due on February 20, 2015, one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date.	55,556	55,556

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014, $251,507 of which was converted to 4,646,371 shares during the quarter ending June 30, 2014.	88,493	340,000

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015.	600,000	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	150,000	-

Sub-total: convertible notes payable	1,294,487	848,994

Discount representing (i) the relative fair value of the warrants issued, (ii) the beneficial conversion features and (iii) the derivative liability on conversion features	(1,259,897)	(860,701)

Accumulated amortization of discount of convertible notes payable	428,202	467,468

Remaining discount	(831,695)	(393,233)

	$462,792	$455,761

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

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

•	The Company had no reset event during this quarter period ending 12/31/2013. Prior reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20.

•	No warrants have expired. Warrants with full reset feature issued during this quarter period ending 12/31/2013

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%
September 30, 2012	127%	173%	211%	244%	272%
March 31, 2013	122%	167%	205%	236%	264%
March 31, 2014	104%	168%	202%	233%	261%
June 30, 2014	107%	168%	202%	233%	261%

(b) Fair Value of Derivative Warrants

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, March 31, 2013	$(486,113)	$(486,113)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	(5,290,703)	(5,290,703)
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	385,192	385,192
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2014	$(5,391,624)	$(5,391,624)

Total gains or losses (realized/unrealized) included in:
Net income (loss)	2,154,038	2,154,038
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	1,750,607	1,750,607
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2014	$(1,486,979)	$(1,486,979)

(c) Warrants Outstanding

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at March 31, 2013	2,951,424	2,281,753	5,233,177	(486,113)
Issuance of warrants	42,302,198	1,247,076	42,549,274	(472,374)	-	-
Exercise of warrants	(12,144,847)	-	(12,144,847)	857,566	-	-
Mark to market				(5,290,703)		5,290,703
Derivative warrant at March 31, 2014	33,108,775	3,528,829	36,637,604	(5,391,624)
Issuance of warrants	-	3,740,729	3,740,729	(178,332)	-	-
Exercise of warrants	(16,659,765)	-	(16,659,765)	1,572,275	-	-
Mark to market				2,154,038		(2,154,038)
Derivative warrant at June 30, 2014	16,449,010	7,269,558	23,718,568	(1,486,979)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through June 30, 2014:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	36,637,604	$0.053365 - 0.30	$0.05436	$680,894	$-
Granted	3,740,729	0.05 - 0.45	0.053365	178,332	-
Canceled	-	-	-	-	-
Exercised	(16,659,765)	0.0426 - 0.053365	0.053365	(143,944)	-
Expired	-	-	-	-	-
Balance, June 30, 2014	23,718,568	$0.0426 - 0.30	$0.05436	$646,506	$-

Earned and exercisable, June 30, 2014	23,718,568	$0.0426 - 0.30	$0.12822	$646,506	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0426 - 0.45	23,718,568	3.91	$0.12822	23,718,568	3.91	$0.12822
$0.0426 - 0.45	23,718,568	3.91	$0.12822	23,718,568	3.91	$0.12822

Note 12 – Commitments and Contingencies

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

Note 13 – Equity

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

The Company recorded $187,500, $375,000 and $187,500 in directors’ fees for the reporting period ended March 31, 2014, 2013 and 2012, respectively.

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

The Company recorded $23,438 in director’s fees for the reporting period ended June 30, 2014.

February 26, 2014 Issuance of Common Shares for Chairman and CEO

On February 26, 2014, the Company issued 20,000,000 Restricted Shares to George Blankenbaker, the Company's President and director for services to be rendered.  4,000,000 of such shares vested upon issuance and the remainder vest over the following four years in equal annual installments. These shares were valued at $0.053365 per share, the most recent PPM price of the Company's common shares or $1,067,300, $213,460 of which were recorded as salary and compensation upon issuance and $853,840 of which are being amortized over the vesting period of four years or $53,365 per quarter.

The Company recorded $35,577 in salary and compensation - officer for the reporting period ended March 31, 2014.

The Company recorded $53,365 in salary and compensation - officer for the reporting period ended June 30, 2014.

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

On February 26, 2014, the Company issued 3,000,000 restricted shares to Growers Synergy Pte Ltd., a corporation organized under the laws of Singapore ("Growers Synergy"), all of which were fully vested at the time of issuance. These shares were valued at $0.053365 per share, the most recent PPM price of the Company's common shares or $160,095 and recorded as a consulting fee.

Common Shares Issued in Connection with Consulting Agreement

On April 18, 2013, the Company issued 1,000,000 shares of its common stock to Mountain Sky International Limited, a Hong Kong corporation (“Mountain Sky”), in consideration for consulting services rendered by Mountain Sky.  500,000 of the 1,000,000 shares vested at the time of grant, and 500,000 will vest on the one (1) year anniversary of the date of grant. The 500,000 shares that vested on April 30, 2013 were valued at $0.20 per share, the most recent PPM price of the Company's common shares or $100,000 and recorded as a consulting fee.

On February 26, 2014, the Company issued an aggregate of 4,300,000 shares of common stock pursuant to restricted stock award agreements to the consultants of the Company for services.  These shares were valued at $0.053365 per share, the most recent PPM price of the Company's common shares or $229,470 and recorded as a consulting fee.

Sale of Equity Units Including Common Stock and Warrants

April 1, 2012 Securities Purchase Agreement

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

April 8, 2014 Securities Purchase Agreement

On April 8, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with an investor to raise $225,000 in a private placement financing. Pursuant to the SPA, the Company issued to the investor: (i) an aggregate of 1,500,000 shares of the Company's common stock at $0.15 per share and (ii) warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.45 per share expiring five (5) years from the date of issuance for a gross proceeds of $225,000.

Issuance of Common Stock per the Settlement Agreement

The Company acquired certain seeds in the amount of $1,807,000 in aggregate which were used for preparation of the fall planting for the 2014 spring harvest which started from the second half of February, 2014 and lasted through April, 2014, $1,042,000 of which was in default. The vendor of the Company sold its accounts receivable of $1,042,000 to Hanover Holdings I, LLC, a New York limited liability company ("Hanover"), an independent third party.  On July 12, 2013, Hanover commenced an action against the Company to recover the $1,042,000 of past-due accounts payable of the Company, plus fees and costs (the "Claim").  On July 25, 2013, the Supreme Court of the State of New York, County of New York (the  "Court"),  entered  an order (the  "Order")  approving a settlement  (the "Settlement Agreement")  between the Company and Hanover, which became effective and binding upon the Company and Hanover upon execution of the Order by the Court on July 25, 2013.

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

On April 8, 2014, the Company issued warrants to purchase 4,000,000 shares of the Company's common stock at an exercise price of $0.45 expiring five (5) years from the date of issuance in connection with the sale of common shares.

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

On March 30, 2014, the Company issued a warrant to purchase 563,874 common shares with an exercise price ranging from $0.053365 to $0.30 per share expiring five (5) years from the date of issuance to the placement agent.

On May 15, 2014, the Company issued a warrant to purchase 423,931 common shares with an exercise price ranging from $0.0426 to $0.30 per share expiring five (5) years from the date of issuance to the placement agent.

Note 14 – Research and Development

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

Future minimum payments required under this agreement at June 30, 2014 were as follows:

Fiscal Year Ending March 31:

2015 (remainder of the fiscal year)	22,500
2016	30,000

$52,500

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

As of June 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

One (1) customer accounted for all of the sales for the reporting period ended June 30, 2014 and the accounts receivable at June 30, 2014.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases
	June 30, 2014	March 31, 2014	For the Reporting Period Ended June 30, 2014	For the Reporting Period Ended June 30, 2013

Growers Synergy Pte. Ltd. – related party	39.2%	4.1%	1.7%	26.4%
Stevia Ventures Corporation	-%	48.5%	48.8%	55.7%
SG Agro Tech Pte Ltd	-%	-%	44.5%	-%

	39.2%	52.6%	95.0%	82.1%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Conversion of convertible notes

During the period from July 1 to July 21, 2014, the convertible note holder converted the principal of the note and accrued interest of $640,891, in aggregate at conversion price ranging from $0.0390 to $0.0426 per share to 15,843,194 shares of the Company’s common stock.

Exercise of warrants

During the period from July 1 to August 12, 2014, the investor exercised warrants to purchase a total of 3,879,242 shares of the Company’s common stock with an exercise price ranging from $0.039 to $0.0402 per share for $152,406 in cash.

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

We generated $6,373,199 in revenues during our fiscal year ended March 31, 2014. We expect our primary sources of revenue will be (i) providing farm management services, which will provide protocols and other services to agriculture, aquaculture, and livestock operators, (ii) the sale of inputs such as fertilizer and feed additives to agriculture, aquaculture and livestock operators, (iii) the sale of crops and seafood produced under contract farming, (iv) the sale of products derived from the stevia plant and other agriculture crops, (v) providing extraction and refining technology services related to stevia and other medicinal herbs and (v) the sale of branded consumer products made from natural ingredients.

During 2012, we completed our first commercial trials of stevia production in Vietnam. In connection with such production we entered into supply agreements for the off-take of the stevia we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Asia day-to-day operations. We have also developed commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services. In connection with our intellectual property development efforts we have engaged TechNew Technology Limited (“TechNew), as our technology partner in Vietnam and on July 5, 2012 we entered into a Cooperative Agreement (the “Cooperative Agreement”) through our subsidiary Stevia Asia Limited (“Stevia Asia”), with Technew and Zhang Ji, a Chinese citizen (together with Technew, the “Partners”) pursuant to which Stevia Asia and Partners have agreed to engage in a joint venture to develop certain intellectual property related to stevia development, such joint venture to be owned 70% by Stevia Asia and 30% by Technew (the “Joint Venture”). Pursuant to the Cooperative Agreement Stevia Asia agreed to contribute $200,000 per month, up to a total of $2,000,000 in financing, subject to the performance of the Joint Venture and Stevia Asia’s financial capabilities.

On March 19, 2012, we formed a wholly-owned subsidiary, Stevia Asia Limited, a company incorporated under the companies ordinance of Hong Kong (“Stevia Asia”) that will allow the Company to expand its China operations. Hero Tact Limited, a wholly-owned subsidiary of Stevia Asia, was incorporated under the companies ordinance of Hong Kong and renamed Stevia Technew Limited on April 28, 2012.

On October 1, 2013, we formed SC Brands Pte. Ltd., a Singapore corporation (“SC Brands”) and a subsidiary in which we originally owned a 70% equity interest.  Effective July 16, 2014, we acquired 100% ownership of SC Brands.  We are in the process of forming a majority-owned subsidiary of SC Brands in Myanmer, which is expected to begin active operations in September of 2014 developing branded seafood products.

On February 24, 2014, we formed Real Hemp LLC, a wholly owned Indiana limited liability company that will focus on developing hemp products to be sold in the U.S. Real Hemp will work with our China partner to source hemp products from China and will focus on developing distribution channels in the U.S. to serve commercial food and fiber buyers as well as develop online marketing channels such as Amazon.com to serve retail consumers.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed July 15, 2014. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of Three Month Periods Ended June 30, 2014 and June 30, 2013

For the three month period ended June 30, 2014 we incurred net income of $1,961,505, compared to a net loss of $1,278,244 for the three month period ended June 30, 2013.  The increase was mainly attributed to an increase in revenue from $957,261 to $2,217,026.

General and administration expenses and professional fees for the three month period ended June 30, 2014 amounted to $74,138 and $126,641 respectively, compared to $137,079 and $208,846 during the three month period ended June 30, 2013.  Research and development fees for the three month period ended June 30, 2014 were $96,000 compared to $116,531 during the three month period ended June 30, 2013.  Directors fees, officer salary and compensation and other salary and compensation were $76,803, $0 and $0 respectively, compared to $93,750, $600,000 and $66,178 during the three month period ended June 30, 2013.

Liquidity and Capital Resources

As at June 30, 2014 we have $4,038,410 in current assets, and $913,898 in current liabilities.  As at June 30, 2014 we have $501,205 in cash.  As at June 30, 2014, our total assets were $5,498,693 and our total liabilities were $2,400,877.  Our net working capital surplus as at June 30, 2014 was $3,124,512.

During the three month period ended June 30, 2014, we used cash of $1,422,643 in operating activities and used cash of $257,545 in investing activities, respectively.  During the three month period ended June 30, 2014, we funded our operations from revenue from operations and the proceeds of private sales of convertible notes and common stock and the exercise proceeds of warrants.  During the three month period ended June 30, 2014, we raised $735,000 through the issuance of convertible notes, $225,000 through the sale of common stock and $485,874 through the proceeds of warrant exercises.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Financing Stockholders”) to raise $500,000 in a private placement financing (the “Offering”). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000. Pursuant to the anti-dilution adjustment provision included in the Offering, the total share amount under the Cranshire Warrant has been increased to 2,568,752 and the exercise price has been reduced to $0.039 as a result of certain other offerings of the Company. We may receive gross proceeds of up to $136,640.40 upon the cash exercise of the Cranshire Warrants.

On February 26, 2013, we issued a convertible note in the principal amount of $100,000, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013.  The convertible note is currently past due with no penalty and we continue to accrue the interest at 12% per annum.

On March 7, 2012, we issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance with the conversion price to be the same as the next private placement price on a per share basis, provided that we complete a private placement with gross proceeds of at least $100,000. On March 15, 2013, the above note was cancelled and reissued with a new convertible note consisting of the prior principal amount and the entire accrued unpaid interest for the total amount of $220,438 with interest at 12% per annum convertible at $0.25 per share due on September 30, 2013. The note is currently past due with no penalty and we continue to accrue the interest at 10% per annum.

On May 3, 2013, in consideration for the immediate cash exercise of outstanding warrants to purchase 853,333 shares of common stock of the Company at a price per share of $0.20, we issued three warrants in the amounts of 1,877,333, 1,066,666 and 2,346,666, with exercise prices of $0.20, $0.25 and $0.25 per share (the “Anson Warrants”). The warrant to purchase 1,877,333 shares of common stock is subject to a right of repurchase by the Company upon the satisfaction of certain conditions, at a price of $0.001 per warrant share. The warrant to purchase 2,346,666 shares is only exercisable upon the investor’s exercise in full of the warrant to purchase 1,877,333 shares. We will not receive any proceeds from the sale of those shares of common stock. We may, however, receive gross proceeds of up to $1,228,799.60 upon the cash exercise of the Anson Warrants and to date we have received $929,408 from such warrant exercises. Any such proceeds we receive will be used for working capital and general corporate matters.  Pursuant to the anti-dilution adjustment provision included in the Offering, the total share amount under the third Anson Warrant has been increased to 10,873,876, and the exercise price has been reduced to $0.039 as a result of certain other offerings of the Company.

On July 16, 2013, we entered into a $400,000 Promissory Note (the “June 2013 Note”) with an accredited investor (the “Investor”) whereby the Investor agreed to loan us up to $400,000 pursuant to the terms of the June 2013 Note. The June 2013 Note provides for the first $100,000 to be advanced upon closing and additional amounts will be advanced at the Investor’s sole discretion. Each advance is subject to a 10% original issue discount, such that the total amount which may actually be received by us pursuant to the June 2013 Note is only $360,000. The maturity date for each advance made under the June 2013 Note is one year from the date of such advance. The June 2013 Notes are convertible into common stock of the Company on a cashless basis at any time, at a conversion price equal to the lesser of $0.26 or 65% of the lowest trade price in the 25 trading days prior to the conversion. So long as the June 2013 Note is outstanding, upon any issuance by the Company or any of its subsidiaries of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Investor in the June 2013 Note, then such term, at the Investor's option, shall become a part of the transaction documents with the Company.

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

On February 7, 2014, we issued a Convertible Debenture to an accredited investor in the principal amount of $80,000. The Convertible Debenture matures on February 6, 2015, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a conversion price of $0.10 per share.

On February 20, 2014 we  issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.

On March 3, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with Nomis Bay Ltd., a Bermuda company (“Nomis Bay”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Nomis Bay shall purchase from us on the Closing Date a senior convertible note with an initial principal amount of $500,000 (the “Initial Convertible Note”) for a purchase price of $340,000 (a 32% original issue discount) and (ii) we shall have the right to require Nomis Bay to purchase from us on or prior to the 10th trading day after the effective date of the registration statement registering the shares issuable upon conversion of the Initial Convertible Note an additional senior convertible note with an initial principal amount of $600,000 (the “Additional Convertible Note” and, together with the Initial Convertible Note, the “Convertible Notes”) for a purchase price of $600,000.  On May 16, 2014, we issued the Additional Convertible Note to Nomis Bay pursuant to the Purchase Agreement.  The Initial Convertible Note matures on December 27, 2014 (subject to extension as provided in the Initial Convertible Note) and, in addition to the 32% original issue discount, accrues interest at the rate of 8% per annum. The Additional Convertible Note matures on March 16, 2015 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 8% per annum. The Initial Convertible Note is convertible at any time, in whole or in part, at Nomis Bay’s option into shares of our common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to the lesser of (i) the product of (x) the arithmetic average of the lowest three (3) volume weighted average prices of the Common Stock during the 10 consecutive trading days ending and including the trading day immediately preceding the applicable conversion date and (y) 40% (the “Variable Conversion Price”), and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). The Additional Convertible Note is convertible at any time, in whole or in part, at Nomis Bay’s option into shares of our Common Stock at a conversion price that will be equal to the lesser of (i) the Variable Conversion Price and (ii) $0.30 (as adjusted for stock splits, stock dividends, stock combinations or other similar transactions). We have the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Initial Convertible Note and/or the Additional Convertible Note in cash at a price equal to 140% of the total amount of such Convertible Note then outstanding.

On April 8, 2014, we entered into a Securities Purchase Agreement (the "SPA") with an investor to raise $225,000 in a private placement financing. Pursuant to the SPA, we issued to the investor: (i) an aggregate of 1,500,000 shares of our common stock at $0.15 per share and (ii) warrants to purchase 4,000,000 shares of our common stock at an exercise price of $0.45 expiring five (5) years from the date of issuance for a gross proceeds of $225,000.

During the quarter ended June 30, 2014, we funded our operations from the proceeds of private sales of equity and convertible notes, proceeds from the exercise of warrants, and operating revenues.  During the quarter ended June 30, 2014, we generated revenues of $2,217,026, we received an aggregate of $735,000 from the issuance of convertible promissory notes, we received $225,000 from the sale of common stock and we received an aggregate of $485,874 upon the exercise of warrants to purchase our common stock.

As of June 30, 2014, convertible promissory notes in the aggregate principal amount of $1,294,487 remained outstanding.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on July 15, 2014.  As of, and for the three months ended June 30, 2014, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name

3.1(1)	Articles of Incorporation, including all amendments to date
3.2(2)	Amended and Restated Bylaws
10.1(3)	Note Purchase Agreement, dated as of April 2, 2014, by and between Stevia Corp. and YOPCP, LLC
10.2(3)	Form of Senior Secured Convertible Promissory Note
10.3(3)	Security Agreement, dated as of April 2, 2014, by and between Stevia Corp. and YOPCP, LLC
31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)
32	Section 1350 Certification
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 20, 2013
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on April 3, 2014.

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

STEVIA CORP.
Dated: August 18, 2014	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)