Form 10-Q
period 2014-09-30
Stevia Corp
filed 2014-11-19
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2014

Common stock, $.001 par value	197,372,718

STEVIA CORP.
FORM 10-Q

September 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

September 30, 2014 and 2013

 Stevia Corp.
Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
Assets

Current assets:
Cash	$310,076	$735,044
Accounts receivable	341,785	673,039
Convertible note receivable	250,000	-
Deposit for formation of majority-owned subsidiary	25,000	-
Prepaid seeds and fertilizer	3,594,230	1,498,008
Other current assets	163	2,041

Total current assets	4,521,254	2,908,132

Non-current assets:
Property and equipment	28,033	24,400
Accumulated depreciation	(7,393)	(5,627)

Property and equipment, net	20,640	18,773

Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(245,295)	(190,785)

Acquired technology, net	1,390,005	1,444,515

Website development costs	18,365	6,203
Accumulated amortization	(3,893)	(2,937)

Website development costs, net	14,472	3,266

Security deposit	-	15,000

	$5,946,371	$4,389,686

Liabilities and equity (deficit)

Current liabilities:
Accounts payable	$125,256	$540,144
Accounts payable - president and CEO	315,597	252,486
Credit card payable	659
Accrued expenses	19,350	17,500
Accrued interest	128,634	89,490
Advances from president and significant stockholder	2,497	852
Convertible notes payable - net of discount	444,340	455,761

Total current liabilities	1,036,333	1,356,233

Non-Current liabilities:
Derivative note liabilities	142,425	1,027,434
Derivative warrant liabilities	573,925	4,364,190

Total non-current liabilities	716,350	5,391,624

Total liabilities	1,752,683	6,747,857

Commitments and Contingencies

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Preferred stock par value $0.001: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 250,000,000 shares authorized,
197,372,718 and 149,109,271 shares issued and outstanding, respectively	197,371	149,108
Additional paid-in capital	16,380,065	11,383,415
Accumulated deficit	(12,039,251)	(13,597,941)

Accumulated other comprehensive income:
Foreign currency translation gain

Total Stevia Corp stockholders' equity (deficit)	4,538,185	(2,065,418)

Non-controlling interest in subsidiaries
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(344,497)	(292,753)

Non-controlling interest in subsidiaries	(344,497)	(292,753)

Total Equity (Deficit)	4,193,688	(2,358,171)

Total Liabilities and Equity (Deficit)	$5,946,371	$4,389,686

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
 Consolidated Statements of Operations

	For the Six Months	For the Three Months	For the Six months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Farm management services - related parties	$179,641	$132,958	$99,953	$61,858
Royalty income	324,000	162,000	486,000	486,000
Sales	2,228,343	220,000	919,166	-

Total revenue	2,731,984	514,958	1,505,119	547,858

Cost of revenue
Farm produce	1,662,135	-	758,809	-
Farm expenses	25,791	10,791	313,309	30,270
Farm management services - related parties	120,000	60,000	120,000	60,000

Total cost of revenue	1,807,926	70,791	1,192,118	90,270

Gross margin	924,058	444,167	313,001	457,588

Operating expenses:
Directors' fees	46,875	23,437	187,500	93,750
Professional fees	278,885	152,244	309,732	100,886
Research and development	182,000	86,000	190,880	74,349
Salary and compensation - officer	106,730	53,365	600,000	-
Salary and compensation - others	-	-	66,178	-
General and administrative expenses	289,789	215,651	253,399	116,320

Total operating expenses	904,279	530,697	1,607,689	385,305

Income (loss) from operations	19,779	(86,530)	(1,294,688)	72,283

Other (income) expense:
Change in fair value of derivative liability	(1,991,393)	162,645	(635,844)	(318,693)
Debt discount	393,506	194,079	563,183	356,813
Financing cost	46,800	-	22,000	22,000
Interest expense	63,920	11,305	47,903	25,850

Other (income) expense, net	(1,487,167)	368,029	(2,758)	85,970

Income (loss) before income tax provision and non-controlling interest	1,506,946	(454,559)	(1,291,930)	(13,687)

Income tax provision	-	-	-	-

Net income (loss)
Net income (loss) before non-controlling interest	1,506,946	(454,559)	(1,291,930)	(13,687)
Net income (loss) attributable to the non-controlling interest	(51,744)	(23,748)	(105,856)	(30,509)

Net income (loss) attributable to Stevia Corp.	$1,558,690	$(430,811)	$(1,186,074)	$16,822

Earnings per share
- Basic:	$0.01	$(0.00)	$(0.02)	$0.00

- Diluted:	$0.01	$(0.00)	$(0.02)	$0.00

Weighted average common shares outstanding
- Basic:	175,066,718	190,575,802	69,429,617	74,104,718

- Diluted:	186,387,595	190,575,802	69,429,617	74,104,718

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Equity (Deficit)
For the Fiscal Year Ended March 31, 2014 and the reporting period ending September 30, 2014
(Unaudited)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional paid-in Capital	Common stock to be Issued	Accumulated Deficit	Total STEV Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, March 31, 2013	63,555,635	$63,556	$4,760,624	$-	$(4,359,415)	$464,765	$(214,158)	$250,607

Common shares issued for consulting services
valued at $0.20 per share on April 30, 2013	500,000	500	99,500			100,000		100,000

Exercise of warrant with exercise price adjusted
to $0.20 per share on May 6, 2013	853,333	853	169,813			170,666		170,666

Commissions and legal fees paid in connection with the exercise of
warrants on May 6, 2013			(18,653)			(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			595,852			595,852		595,852

Warrants issued to investors in connection with warrants
exercised on May 6, 2013 classified as derivative liability			(833,106)			(833,106)		(833,106)

Make good shares released to officer for achieving
the second and third milestones on June 21, 2013	3,000,000	3,000	597,000			600,000		600,000

Common shares issued for future director services on October 4, 2011
earned during the period endng June 30,2013			93,750			93,750		93,750

Reclassification to derivative liability for warrants
that became derivatives			(167,949)			(167,949)		(167,949)

Common shares issued for future director services on October 4, 2011
earned during the period endng September 30, 2013			93,750			93,750		93,750

Anti-dilution shares issued in accordance with the Security Purchase
Agreement dated August 1, 2012 on October 1, 2013	286,666	286	(286)			-		-

Common shares issued for future director service
on December 4, 2013	1,500,000	1,500	186,000			187,500		187,500

Common shares issued for future director service
on December 4, 2013			(187,500)			(187,500)		(187,500)

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	13,000,000	13,000	1,416,715	279,222		1,708,937		1,708,937

Common shares issued for future director service on December 4, 2013
earned during the period endng December 31, 2013			7,811			7,811		7,811

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	2,538,882	2,539	276,683	(279,222)		-		-

Exercise of warrants with exercise price reset
to $0.0585 per share on February 13, 2014	1,877,333	1,877	107,947			109,824		109,824

Exercise of warrants with exercise price reset
to $0.053365 per share in February and March, 2014	4,096,534	4,097	214,515			218,612		218,612

Commissions paid in connection with the exercise of
warrants on during the quarter ending March 31, 2014			(26,275)			(26,275)		(26,275)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			943,456			943,456		943,456

Cashless exercise of warrants with exercise price reset
to $0.053365 per share on March 11, 2014	3,438,181	3,438	180,040			183,478		183,478

Cashless exercise of warrants on March 11, 2014	(611,391)	(611)	(182,867)			(183,478)		(183,478)

Reclassification of derivative liability to additional paid-in capital
associated with the cashless exercise of warrants			145,612			145,612		145,612

Common shares issued for notes and accrued interest conversion
at $0.1194 per share on March 11, 2014	1,973,337	1,973	233,643			235,616		235,616

Common shares issued for notes and accrued interest conversion
at $0.25 per share on March 11, 2014	1,124,274	1,124	279,945			281,069		281,069

Common shares issued for notes conversion
at $0.0585 per share on January 21 and February 4, 2014	850,000	850	48,875			49,725		49,725

Common shares issued for notes and accrued interest conversion
at $0.053365 per share on February 19 and February 27, 2014	1,400,158	1,400	73,319			74,719		74,719

Common shares issued for notes conversion
at $0.0555 per share on March 3, 2014	630,631	631	34,369			35,000		35,000

Common shares issued for notes and accrued interest conversion
at $0.0551 per share on February 28 and Mar 5, 2014	2,262,069	2,262	122,378			124,640		124,640

Common shares issued for notes and accrued interest conversion
at $0.0559 per share on March 26 and March 27, 2014	1,669,648	1,670	91,663			93,333		93,333

Common shares issued for notes and accrued interest conversion
at $0.057 per share on March 31, 2014	1,119,299	1,119	62,681			63,800		63,800

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			627,333			627,333		627,333

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(139,223)			(139,223)		(139,223)

Common shares issued for consulting services
valued at $0.053365 per share on February 24, 2014	7,300,000	7,300	382,265			389,565		389,565

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014	20,000,000	20,000	1,047,300			1,067,300		1,067,300

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			(1,067,300)			(1,067,300)		(1,067,300)

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			213,460			213,460		213,460

Common shares issued per the Debt Conversion Agreement
valued at $0.053365 per share on February 26, 2014	9,339,348	9,339	489,055			498,394		498,394

Common shares issued for the subsidiary's debt conversion
valued at $0.053365 per share on February 26, 2014	7,405,334	7,405	387,781			395,186		395,186

Common shares issued for future director service on December 4, 2013
earned during the period endng March 31, 2014			23,439			23,439		23,439

					(9,238,526)	(9,238,526)	(78,595)	(9,317,121)

Balance, March 31, 2014	149,109,271	149,108	11,383,415	-	(13,597,941)	(2,065,418)	(292,753)	(2,358,171)

Cashless exercise of warrants with exercise price reset
to $0.053365 per share on April 4, 2014	4,684,718	4,685	245,315			250,000		250,000

Cashless exercise of warrants on April 4, 2014	(841,750)	(842)	(249,158)			(250,000)		(250,000)

Reclassification of derivative liability to additional paid-in capital
associated with the cashless exercise of warrants			1,039,025			1,039,025		1,039,025

Common shares and warrants issued for cash at $0.15 per share
on April 9, 2014	1,500,000	1,500	223,500			225,000		225,000

Warrants issued to the investor in connection with
issuance of common stocks			(163,707)			(163,707)		(163,707)

Common shares issued for consulting services vested upon one year
valued at $0.053365 per share on April 30, 2014	500,000	500	26,183			26,683		26,683

Exercise of warrants for cash with exercise price
at $0.053365 per share in May and June, 2014	9,772,052	9,772	511,714			521,486		521,486

Commissions paid in connection with the exercise of
warrants during the quarter ending June 30, 2014			(35,612)			(35,612)		(35,612)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			1,264,438			1,264,438		1,264,438

Common shares issued for notes and accrued interest conversion
at $0.0812 per share on May 27 and May 28, 2014 to one investor	678,818	679	54,441			55,120		55,120

Common shares issued for notes and accrued interest conversion
at the price range from $0.0426 to $0.0879 per share in May and June 2014 to one investor	4,646,371	4,646	246,861			251,507		251,507

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			248,365			248,365		248,365

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(14,625)			(14,625)		(14,625)

Common shares issued for officer's service on February 24, 2014
earned during the period endng June 30, 2014			53,365			53,365		53,365

Common shares issued for future director service on December 4, 2013
earned during the period endng June 30, 2014			23,437			23,437		23,437

Common shares issued for notes and accrued interest conversion ranging from
$0.039 to $0.0426 per share in July 2014	17,473,771	17,474	687,009			704,483		704,483

Common shares issued for notes and accrued interest conversion ranging from $0.04875 to $0.05525
per share on August 20 and September 4, 2014	1,202,664	1,203	61,019			62,222		62,222

Exercise of warrants for cash at $0.039
per share in during the quarter ending September 30,2014	8,646,803	8,646	329,694			338,340		338,340

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			403,829			403,829		403,829

Commissions paid in connection with the exercise of
warrants during the quarter ending September 30, 2014			(33,174)			(33,174)		(33,174)

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			50,607			50,607		50,607

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(52,679)			(52,679)		(52,679)

Common shares issued for officer's service on February 24, 2014
earned during the period endng September 30, 2014			53,365			53,365		53,365

Common shares issued for future director service on December 4, 2013
earned during the period endng September 30, 2014			23,438			23,438		23,438

					1,558,690	1,558,690	(51,744)	1,506,946

Balance, September 30, 2014	197,372,718	$197,371	$16,380,065	$-	$(12,039,251)	$4,538,185	$(344,497)	$4,193,688

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$1,506,946	$(1,291,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	1,766	1,806
Amortization expense - acquired technology	54,510	54,510
Amortization expense - website development costs	956	534
Amortization of discount on convertible notes payable	393,506	563,183
Change in fair value of derivative liability	(1,991,393)	(635,844)
Common shares issued for director services earned during the period	153,605	187,500
Common shares issued for services-related party	-	600,000
Common shares issued for outside services	26,683	100,000
Changes in operating assets and liabilities:
Accounts receivable	331,254	138,767
Deposit for formation of majority-owned subsidiary	(25,000)	-
Prepaid seeds and fertilizer	(2,096,222)	-
Other current assets	1,878	(42,351)
Security deposit	15,000	-
Accounts payable	(414,888)	209,225
Accounts payable - president and CEO	63,111	82,749
Credit card payable	659	-
Accrued expenses	1,850	(10,600)
Accrued interest	63,921	47,904

Net cash provided by (used in) operating activities	(1,911,858)	5,453

Cash flows from investing activities:
Investment in convertible note receivable	(250,000)	-
Purchases of property and equipment	(3,633)	(16,475)
Website development costs	(12,162)	-

Net cash used in investing activities	(265,795)	(16,475)

Cash flows from financing activities:
Advances from (repayments to) president and significant stockholder	1,645	(10,495)
Proceeds from issuance of convertible notes, net of costs	735,000	278,000
Proceeds from sale of common stock, net of costs	225,000	-
Proceeds from exercise of warrants, net of costs	791,040	152,013

Net cash provided by financing activities	1,752,685	419,518

Net change in cash	(424,968)	408,496

Cash at beginning of reporting period	735,044	424,475

Cash at end of reporting period	$310,076	$832,971

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes	$-	$1,042,000

Issuance of common stock for conversion of accrued interest	$24,777	$-

 See accompanying notes to the consolidated financial statements.

Stevia Corp.
September 30, 2014 and 2013
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

Formation of SC Brands Pte Ltd

On October 1, 2013, the Company formed SC Brands Pte Ltd (“SC Brands”) under the laws of Singapore, with the Company owning 70% of the shares and 30% owned by a Singapore strategic partner that will provide the working capital funds via fixed convertible notes to the Company. On July 16, 2014, the partner transferred all the 30% ownership to the Company without any financial compensation and SC Brands became a wholly owned subsidiary of the Company. Prior to July 16, 2014, the date of transfer SC Brands was inactive.

Formation of SC Royal Andaman Services Co., Ltd.

On August 15, 2014, SC Brands Pte Ltd formed SC Royal Andaman Services Co., Ltd ("SC Royal"), under the laws of Myanmar, with the Company owning 70% of the shares and 30% owned by a Myanmar citizen.

As of September 30, 2014, SC Royal was inactive.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

SC Brands Pte Ltd	Singapore	October 1, 2013	70%

Real Hemp, LLC	State of Indiana	February 24, 2014	100%

SC Royal Andaman Services Co., Ltd.	Myanmar	August 15, 2014	70%

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

The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and March 31, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9 Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received.  The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

There was no allowance for doubtful accounts as of September 30, 2014 or March 31, 2014.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date.  The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible.  When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

Earnings per Share

Earnings Per Share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013
Convertible Note Shares

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest of $29,945 was converted to 1,124,274 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	400,000	1,400,000

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
	881,752	881,572

On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance convertible at the lower of (a) the price per share at which shares of capital stock issued in the Financing or (b) the average closing bid price over the thirty (30) day period prior to the Conversion Date. The note with accrued interest of $235,616 was converted to 1,973,337 shares on March 11, 2014.	-	1,000,000

On July 16, 2013, the Company issued a convertible note for $400,000, with consideration of $360,000 and a $40,000 original issue discount. The lender provided $100,000 on July 18, and $ 25,000 on September 26, 2013, respectively, with conversion price at the lesser of $0.26 or 65% of the lowest trade price for the 30 day period before conversion, The notes are due one (1) year from the date of each payment with interest at 12% per annum. These notes were converted as of March 31, 2014.		1,479,290

On August 27, 2013, the Company issued a convertible note in the amount of $153,000, convertible at 65% multiplied by the market price, with interest at 8% per annum, due on May 26, 2014. the Note was converted on February and March 2014		1,806,020

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.The principal of the note was converted to 652,709 shares on May 27 and May 28, 2014.	-	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	800,000	-

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal of the note was converted to 1,202,664 shares on August 20 and September 4, 2014	-	-

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014. The principal amount of $251,507 was converted to 4,646,371 shares during the quarter ending June 30, 2014 and $88,493 remaining principal was converted as of September 30, 2014	-	-

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015. The principal amount of $600,000 was converted to 17,063,771 shares during the quarter ending September 30, 2014	-	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	3,846,154	-

Sub-total Convertible Note Shares	5,927,906	6,567,062

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. On February 26, 2013, warrants issued subsequent to these warrants triggered a reset of these warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted to 2,951,424 shares accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share and the shares to be issued under the warrants were adjusted to 3,689,280 shares accordingly. On May 8, 2013, investors exercised the warrants to purchase 2,732,799 shares (853,333 original shares) at $0.20 per share. On February 7, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 11,093,791 shares and $0.053365 per share. On June 29, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to ,2,524,320 shares and $0.0426 per share. On July 17, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 2,568,753 shares and $0.039 per share
	2,568,753	956,481

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes.	1,400,000	1,400,000

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note.	881,753	881,753

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

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised, which was subsequently reset to 10,997,430 and 879,478 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 2,346,666 shares at $0.053365 per share in February 2014. On July 17, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to $0.039 per share. During the quarter ending September 30, 2014, the warrant holders exercised certain warrants and acquired 8,646,803 shares at $0.039 per share.
	3,608,441	2,534,399

On October 15, 2013, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.25 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 4,684,718 with exercise price being reset to $0.053365 per share in February 2014, all of which were cashless exercised on April 4, 2014.	-	-

On February 7, 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.10 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 2,347,418 with exercise price being reset to $0.0426 per share in June 2014. On July 17, 2014, the exercise price of the warrants were reset to $0.039 per share	2,564,103	-

On February 15, 2014, the Company issued warrants to purchase 563,874 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the issuance of convertible note and conversion.	563,874	-

On February 20, 2014, the Company issued warrants to purchase 683,202 shares of the Company’s common stock to a note holder with an exercise price of $0.053365 per share as replacement warrant, all of which were exercised during the quarter ending June 30, 2014.	-	-

On April 8, 2014, the Company issued warrants to purchase 4,000,000 shares of the Company’s common stock to one investor with an exercise price of $0.45 per share in connection with the commons stock purchase.	4,000,000	-

On May 15, 2014, the Company issued warrants to purchase 423,931 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the conversion of convertible notes.	423,931	-

On July 15, 2014, the Company issued warrants to purchase 1,443,624 shares of the Company’s common stock to the placement agent with an exercise price between $0.04875 and $0.0812 per share as commission for the conversion of convertible notes.	1,443,624	-

Sub-total Warrant Shares	17,454,479	8,952,152

Total contingent shares issuance arrangement, stock options or warrants	23,382,385	15,519,214

For the reporting period ended September 30, 2014 there were approximate 11,320,877 potentially outstanding dilutive common shares.  For the reporting period ended September 30, 2013 there were approximate 1,589,154 potentially outstanding dilutive common shares which was excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Prepaid Seeds and Fertilizer

Prepaid seeds and fertilizer consisted of the following:

	September 30, 2014	March 31, 2014

Prepaid seeds and fertilizer (*)	$3,594,230	$1,498,008

	$3,594,230	$1,498,008

*
The company acquired certain seeds and fertilizer and used them for preparation of the fall planting for the spring harvest which will start from the second half of February, 2015 and last through April, 2015.

Note 6 – Property and Equipment

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2014.

(ii) Depreciation Expense

Depreciation expense was $1,766 and $1,806 for the reporting period ended September 30, 2014 and 2013, respectively.

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

(ii) Amortization Expense

Amortization expense was $54,510 each for the reporting period ended September 30, 2014 and 2013, respectively.

Note 8 – Website Development Costs

(i) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at March 31, 2014.

(ii) Amortization Expense

Amortization expense was $956 and $534 for the reporting period ended September 30, 2014 and 2013, respectively.

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011 which was subsequently increased to $600 per month as of July 1, 2013.  The Company recorded $3,600 and $3,300 in rent expense for the reporting period ended September 30, 2014 and 2013, respectively.

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

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the reporting period ended September 30, 2014	For the reporting period ended September 30, 2013

Farm management services – related parties	$120,000	$120,000

	$120,000	$120,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2015 (remainder of the fiscal year)	$120,000

2016	240,000

2017	140,000

$500,000

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

Conversion

Nomis Bay completed the conversion of $940,000 for the note principal with accrued interest of $955,990 in aggregate to 22,120,141 shares during the quarter ending September 30, 2014.

Convertible notes payable consisted of the following:

	September 30, 2014	March 31, 2014
On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest was converted to 1,154,520 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	100,000	100,000

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable in the principal amount of $220,438 convertible into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the convertible note, maturing on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum	220,439	220,438

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note with accrued interest of $124,444 in aggregate was converted to 2,250,158 shares during period ending March 31, 2014.	-	-

On August 27, 2013, the Company issued a convertible notes in the principal amount of $153,500 convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum due on May 26, 2014. The note with accrued interest of $159,640 in aggregate, was converted to 2,892,700 shares during period ending March, 31, 2014.	-	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $31,111 in aggregate was converted to 556,549 shares on March 26, 2014.	-	-

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
	-	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date, with interest at 8% per annum, due on August 25, 2014. The principal of the note and accrued interest of $55,120 in aggregate was converted to 678,818 shares on May 27 and May 28, 2014.	-	53,000

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The note and accrued interest of $62,222 in aggregate was converted to 1,113,099 shares on March 27, 2014.	-	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	80,000	80,000

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due on February 20, 2015, one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal of the note and accrued interest of $62,222 in aggregate was converted to 1,202,664 shares on August 20 and September 4, 2014.	-	55,556

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014, The total note of $340,000 was converted to 6,899,892 shares during the quarter ending September 30, 2014.	-	340,000

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015. The principal of the note and accrued interest of $615,990 in aggregate was converted to 15,220,250 shares on during the quarter ending September 30, 2014.	-	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	150,000	-

Face amount	550,439	848,994

Discount representing (i) the relative fair value of the warrants issued, (ii) the beneficial conversion features and (iii) the derivative liability on conversion features	(347,274	(860,701)

Accumulated amortization of discount of convertible notes payable	241,175	467,468

Remaining discount	(106,099	(393,233)

Convertible notes payable, net	$444,340	$455,761

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

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C) shares of the Company’s common stock to the investors (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b), expiring five (5) years from the date of issuance. On February 20, 2014 the previously issued warrants' exercise price was reset again to $0.053365 per share and the number of warrant shares was increased to 23,026,321 and 1,842,106, respectively, for 24,868,426 in aggregate. During February and March, 2014, the investors exercised warrants to purchase 1,877,333 shares at $0.0585 per share and 4,096,534 shares at $0.053365 per share, respectively. On March 11, 2014, the placement agent cashless exercised 3,438,181warrants at the exercise price of $0.053365 per share. All of the Series A and Series B warrants were exercised during the quarter ending June 30, 2014. On July 17, 2014, the remaining unexercised warrants’ exercise price was reset to $0.039 per share. 8,646,803 Series C warrants were exercised during the quarter ending September 30, 2014 and 3,156,315 Series C warrants left unexercised as of September 30, 2014.

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

On February 7, 2014, the Company issued a warrant to purchase 1,000,000 common shares with an exercise price of $0.10 per share with full ratchet reset features expiring five (5) years from the date of issuance in connection with the issuance of a convertible note. On February 20, 2014 the warrants' exercise price was reset to $0.053365 per share and the number of warrant shares was reset to 1,873,887.

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

•	The Company had no reset event during this quarter period ending 12/31/2013. Prior reset events occurred on 2/26/2013 to $0.25 and 5/6/2013 to $0.20.

•	No warrants have expired. Warrants with full reset feature issued during this quarter period ending 12/31/2013

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%

September 30, 2012	127%	173%	211%	244%	272%

March 31, 2013	122%	167%	205%	236%	264%

March 31, 2014	104%	168%	202%	233%	261%

September 30, 2014	107%	168%	202%	233%	261%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, March 31, 2013	$(486,113)	$(486,113)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(5,290,703)	(5,290,703)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	385,192	385,192

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2014	(5,391,624)	(5,391,624)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	1,991,393	1,991,393

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	2,683,881	2,683,881

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2014	$(716,350)	$(716.350)

(d)	Warrants Outstanding

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at March 31, 2013	2,951,424	2,281,753	5,233,177	(486,113)

Issuance of warrants	42,302,198	1,247,076	42,549,274	(472,374)	-	-

Exercise of warrants	(12,144,847)	-	(12,144,847)	857,566	-	-

Mark to market				(5,290,703)		5,290,703

Derivative warrant at March 31, 2014	33,108,775	3,528,829	36,637,604	(5,391,624)

Issuance of warrants	-	5,184,353	5,184,353	(1,294,467)	-	-

Exercise of warrants	(24,367,478)	-	(24,367,478)	3,978,348	-	-

Mark to market				1,991,393		(1,991,393)

Derivative warrant at September 30, 2014	8,741,297	8,713,182	17,454,479	(716,350)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through September 30, 2014:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	36,637,604	$0.053365 - 0.30	$0.05436	$680,894	$-

Granted	3,920,450	0.05 - 0.45	0.053365	178,332	-

Canceled	-	-	-	-	-

Exercised	(23,103,575)	0.0426 - 0.053365	0.053365	(143,944)	-

Expired	-	-	-	-	-

Balance, September 30, 2014	17,454,479	$0.0426 - 0.30	$0.15928	$699,185	$-

Earned and exercisable, September 30, 2014	17,454,479	$0.0426 - 0.30	$0.15928	$699,185	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0426 - 0.45	17,454,479	3.97	$0.15928	17,454,479	3.97	$0.15928

$0.0426 - 0.45	17,454,479	3.97	$0.15928	17,454,479	3.97	$0.15928

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

The Company recorded $46,875 in director’s fees for the reporting period ended September 30, 2014.

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

The Company recorded $106,730 in salary and compensation - officer for the reporting period ended September 30, 2014.

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

Issuance of Common Stock for Accounts Payable Conversion

On February 26, 2014, the Company agreed to convert an aggregate of $893,579.93 of advances for working capital received from George Blankenbaker, the Company's President and director, and entities affiliated with Mr. Blankenbaker, into an aggregate of 16,744,682 shares of common stock valued at the Company's most recent PPM price of $0.053365 per share.

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

On March 30, 2014, the Company issued warrants to purchase 563,874 common shares with exercise prices ranging from $0.053365 to $0.30 per share expiring five (5) years from the date of issuance to the placement agent.

On May 15, 2014, the Company issued warrants to purchase 423,931 common shares with exercise prices ranging from $0.0426 to $0.30 per share expiring five (5) years from the date of issuance to the placement agent.

During the quarter ending September 30, 2014, the Company issued warrants to purchase 1,443,624 common shares with exercise prices ranging from $0.04875 to $0.375 per share expiring five (5) years from the date of issuance to the placement agent.

Note 14 – Research and Development

Lease of Agricultural Land

On December 14, 2011, the Company through Stevia Ventures Corporation (“Stevia Ventures”) entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. pursuant to which Stevia Ventures has leased l0 hectares of land (the “Leased Property”) for a term of five (5) years from the date of signing expiring December 14, 2016.

The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

On August 27, 2013, Stevia Technew engaged SC Agrofood Company Ltd (“SAF”), a Vietnam company to grow, supply and sell the products on behalf of Stevia Technew, SAF then entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd for the land that was formerly rented by Stevia Ventures.

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

Product Agency Agreement

On August 17, 2013, Stevia Technew entered into a Product Agency Agreement (the "Agency Agreement") with SC Agrofood Company Ltd, a foreign limited liability company incorporated in Vietnam (the "SAF").

Under the terms of the Agreement, Stevia Technew engages SAF to be its agency to grow, supply and sell the Products in the name of SAF on behalf of Stevia Technew for the initial term of one year with an automatic renewal of additional one year unless either party notifies the other party. Stevia Technew shall be responsible for all the expenses arising under the Agency Agreement in the Territory, including planting, exportation, agency, storage, transportation, sales commission, bank charges, and other fees acknowledged and approved by Stevia Technew based on official invoices presented by SAF, and reimburse where in cases said costs are prepaid by SAF with prior written acknowledgement and agreement by Stevia Technew.

Note 15 – Concentrations and Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Three (3) customers accounted for all of the sales for the reporting period ended September 30, 2014 and the accounts receivable at September 30, 2014.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases

	September 30, 2014	March 31, 2014	For the Reporting Period Ended September 30, 2014	For the Reporting Period Ended September 30, 2013

Growers Synergy Pte. Ltd. – related party	39.7%	4.1%	2.8%	5.4%

Stevia Ventures Corporation	-%	48.5%	40.7%	31.1%

SG Agro Tech Pte Ltd	-%	-%	47.4%	53.8%

	39.7%	52.6%	90.9%	90.3%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Comparison of Three Month Periods Ended September 30, 2014 and September 30, 2013

For the three month period ended September 30, 2014 we incurred net loss of $430,811, compared to net income of $16,822 for the three month period ended September 30, 2013.  This net loss was mainly attributed to an expense of $162,645 attributable to a change in the fair value of derivative liability compared to a gain of $318,693 in the three month period ended September 30, 2013 and a loss from operations of $86,530 compared to a gain from operations of $72,283 for the three month period ended September 30, 2013.

General and administration expenses and professional fees for the three month period ended September 30, 2014 amounted to $215,651 and $152,244 respectively, compared to $116,320 and $100,886 during the three month period ended September 30, 2013.  Research and development fees for the three month period ended September 30, 2014 were $86,000 compared to $74,349 during the three month period ended September 30, 2013.  Directors fees, officer salary and compensation and other salary and compensation were $23,437, $53,365 and $0 respectively, compared to $93,750, $0 and $0 during the three month period ended September 30, 2013.

Comparison of the Six Month Periods Ended September 30, 2014 and September 30, 2013

For the six month period ended September 30, 2014 we incurred net income of $1,558,690, compared to a net loss of $1,186,074 for the six month period ended September 30, 2013.  This net income was mainly attributed to income from operations of $19,779 compared to a loss from operations of $1,294,688 for the sixth month period ended September 30, 2013 and income attributable to a change in the fair value of derivative liability of $1,991,393 compared to income of $318,693 for the sixth month period ended September 30, 2013.

General and administration expenses and professional fees for the six month period ended September 30, 2014 amounted to $289,789 and $278,885 respectively, compared to $253,399 and $309,732 during the six month period ended September 30, 2013.  Research and development fees for the six month period ended September 30, 2014 were $182,000 compared to $190,880 during the six month period ended September 30, 2013.  Directors fees and officer salary and compensation and other salary and compensation were $46,875, $106,730 and $0 respectively, compared to $187,500, $600,000 and $66,178 during the six month period ended September 30, 2013.

Liquidity and Capital Resources

As at September 30, 2014 we have $4,521,254 in current assets, and $1,036,333 in current liabilities.  As at September 30, 2014 we have $310,076 in cash.  As at September 30, 2014, our total assets were $5,946,371 and our total liabilities were $1,752,683.  Our net working capital surplus as at September 30, 2014 was $3,484,921.

During the six month period ended September 30, 2014, we used cash of $1,911,858 in operating activities and used cash of $265,795 in investing activities, respectively.  During the six month period ended September 30, 2014, we funded our operations primarily from revenue from operations and the proceeds of private sales of convertible notes and common stock and the exercise proceeds of warrants.  During the six month period ended September 30, 2014, we raised $735,00 through the issuance of convertible notes, $225,000 through the sale of common stock and $791,040 through the proceeds of warrant exercises.

On August 1, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Financing Stockholders”) to raise $500,000 in a private placement financing (the “Offering”). On August 6, 2012, after the satisfaction of certain closing conditions, the Offering closed and the Company issued to the Financing Stockholders: (i) an aggregate of 1,066,667 shares of the Company's common stock at a price per share of $0.46875 and (ii) warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $0.6405 with a term of five (5) years, for gross proceeds of $500,000. Pursuant to the anti-dilution adjustment provision included in the Offering, the total share amount under the Cranshire Warrant has been increased to 2,568,752, all of which are outstanding, and the exercise price has been reduced to $0.039 as a result of certain other offerings of the Company. We may receive gross proceeds of up to $136,640.40 upon the cash exercise of the Cranshire Warrants.

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

On May 3, 2013, in consideration for the immediate cash exercise of outstanding warrants to purchase 853,333 shares of common stock of the Company at a price per share of $0.20, we issued three warrants in the amounts of 1,877,333, 1,066,666 and 2,346,666, with exercise prices of $0.20, $0.25 and $0.25 per share (the “Anson Warrants”). The warrant for 1,877,333 shares and 1,066,666 shares have been exercised in full.  Pursuant to the anti-dilution adjustment provision included in the Offering, the total share amount under the third Anson Warrant was increased to 10,873,876, and the exercise price was reduced to $0.039 as a result of certain other offerings of the Company.  An aggregate of 3,156,315 shares remain available for issuance pursuant to that warrant and we may receive gross proceeds of up to $123,096.28 upon the cash exercise of such Warrant.

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

On February 7, 2014, we issued a Convertible Debenture to an accredited investor in the principal amount of $80,000. The Convertible Debenture matures on February 6, 2015, incurs interest at the rate of 8% per annum, and is convertible into shares of our common stock at a conversion price of $0.10 per share.  The accredited investor also received a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.10 per share, subject to adjustment, and a term of five years. Pursuant to the anti-dilution adjustment provision included with the warrant, the total share amount under the warrant was increased to 2,564,104, all of which are outstanding, and the exercise price was reduced to $0.039 as a result of certain other offerings of the Company. We may receive gross proceeds of up to $100,000.01 upon the cash exercise of such Warrant.

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

During the quarter ended September 30, 2014, we funded our operations from the proceeds of private sales of equity and convertible notes, proceeds from the exercise of warrants, and operating revenues.  During the quarter ended September 30, 2014, we generated revenues of $132,958 and we received an aggregate of $305,166 upon the exercise of warrants to purchase our common stock, net of costs.

As of September 30, 2014, convertible promissory notes in the aggregate principal amount of $444,340 remained outstanding.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on July 15, 2014.  As of, and for the three months ended September 30, 2014, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Placement Warrants

During the period ended September 30, 2014, the Company issued warrants to Garden State Securities for its services in acting as placement agent in connection with previous financings of the Company, specifically, 52,000 warrant with an exercise price of $0.04875 per share, 26,516 warrants with an exercise price of $0.05525 per share and 52,218 warrants with an exercise price of $0.0812 per share (the “Placement Warrants”).  The Placement  Warrants  (including  the shares of the  Company's common stock underlying  the Placement Warrants) were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and  Regulation  D  (Rule  506)  under  the  Securities  Act  and  corresponding provisions of state securities laws.

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

STEVIA CORP.
Dated: November 19, 2014	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)