Form 10-Q/A
period 2014-09-30
Stevia Corp
filed 2014-11-21
CIK 1439813

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name

3.1 (1)	Articles of Incorporation, including all amendments to date

3.2 (2)	Amended and Restated Bylaws

31 (3)	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32 (3)	Section 1350 Certification

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 20, 2013.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2014.

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

STEVIA CORP.
Dated: November 21, 2014	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)