Form 10-Q
period 2014-12-31
Stevia Corp
filed 2015-02-24
CIK 1439813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 5, 2015

Common stock, $.001 par value	198,239,385

STEVIA CORP.
FORM 10-Q

December 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Stevia Corp.

December 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2014 (Unaudited) and March 31, 2014	5

Consolidated Statements of Operations for the Nine Months and Three Months Ended December 31, 2014 and 2013 (Unaudited)	6

Consolidated Statement of Changes in Equity (Deficit) for the Fiscal Year Ended March 31, 2014 and for the Reporting Period Ended December 31, 2014 (Unaudited)	7

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

 Stevia Corp.
 Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
Assets

Current assets:
Cash	$1,420,252	$735,044
Accounts receivable	261,388	673,039
Convertible note receivable	250,000	-
Deposit for formation of majority-owned subsidiary	25,000	-
Prepaid seeds and fertilizer	3,610,300	1,498,008
Other current assets	19,000	2,041

Total current assets	5,585,940	2,908,132

Non-current assets:
Property and equipment	32,163	24,400
Accumulated depreciation	(7,865)	(5,627)

Property and equipment, net	24,298	18,773

Acquired technology	1,635,300	1,635,300
Accumulatd amortization	(272,550)	(190,785)

Acquired technology, net	1,362,750	1,444,515

Website development costs	18,365	6,203
Accumulated amortization	(4,581)	(2,937)

Website development costs, net	13,784	3,266

Security deposit	-	15,000

Total assets	$6,986,772	$4,389,686

Liabilities and equity (deficit)

Current liabilities:
Accounts payable	$24,159	$540,144
Accounts payable - president and CEO	404,285	252,486
Credit card payable	20,154	-
Accrued expenses	19,350	17,500
Accrued interest	148,739	89,490
Advances from president and significant stockholder	2,497	852
Convertible notes payable - net of discount	1,061,228	455,761

Total current liabilities	1,680,412	1,356,233

Non-Current liabilities:
Derivative note liabilities	809,579	1,027,434
Derivative warrant liabilities	1,656,765	4,364,190

Total non-current liabilities	2,466,344	5,391,624

Total liabilities	4,146,756	6,747,857

Commitments and Contingencies

Equity (Deficit)
Stevia Corp stockholders' equity (deficit):
Common stock par value $0.001: 750,000,000 shares authorized,
198,239,385 and 149,109,271 shares issued and outstanding, respectively	198,239	149,108
Additional paid-in capital	16,233,234	11,383,415
Accumulated deficit	(13,224,686)	(13,597,941)

Total Stevia Corp stockholders' equity (deficit)	3,206,787	(2,065,418)

Non-controlling interest in subsidiaries
Noncontrolling interest - accumulated deficit in consolidated subsidiaries	(366,771)	(292,753)

Non-controlling interest in subsidiaries	(366,771)	(292,753)

Total Equity (Deficit)	2,840,016	(2,358,171)

Total Liabilities and Equity (Deficit)	$6,986,772	$4,389,686

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Royalty income	$486,000	$162,000	$917,710	$351,000
Sales	2,322,607	64,735	919,166	-
Sales - related party	178,822	28,710	56,989	37,746

Total revenue	2,987,429	255,445	1,893,865	388,746

Cost of revenue
Farm produce	1,839,379	177,244	758,809	-
Farm expenses	47,028	21,237	318,234	4,925
Farm management services - related parties	180,000	60,000	180,000	60,000

Total cost of revenue	2,066,407	258,481	1,257,043	64,925

Gross margin	921,022	(3,036)	636,822	323,821

Operating expenses:
Directors' fees	70,313	23,438	195,313	7,813
Professional fees	513,175	234,290	487,867	178,135
Research and development	221,872	39,872	262,810	71,930
Salary and compensation - officer	160,095	53,365	600,000	-
Salary and compensation - others	-	-	66,556	378
General and administrative expenses	222,021	(67,768)	387,040	133,641

Total operating expenses	1,364,720	460,441	1,999,586	391,897

Loss from operations	(266,454)	(286,233)	(1,362,764)	(68,076)

Other (income) expense:
Change in fair value of derivative liability	(1,215,623)	775,770	(675,949)	(40,105)
Debt discount	446,929	53,423	616,970	53,787
Debt settlement loss	-	-	561,077	561,077
Excess of fair value of warrants over notes, net of OID	-	-	38,075	38,075
Financing cost	118,800	72,000	30,000	8,000
Interest expense	84,203	20,283	132,992	85,089
Other (income) expense	-	-	83,343	83,343

Other (income) expense, net	(565,691)	921,476	786,508	789,266

Income (loss) before income tax provision and non-controlling interest	299,237	(1,207,709)	(2,149,272)	(857,342)

Income tax provision	-	-	-	-

Net income (loss)
Net income (loss) before non-controlling interest	299,237	(1,207,709)	(2,149,272)	(857,342)
Net loss attributable to non-controlling interest	(74,018)	(22,274)	(131,788)	(25,932)

Net income (loss) attributable to Stevia Corp.	$373,255	$(1,185,435)	$(2,017,484)	$(831,410)

Earnings per share
- Basic:	$0.00	$(0.01)	$(0.03)	$(0.01)

- Diluted:	$0.00	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding
- Basic:	182,585,139	197,541,892	72,842,975	79,632,959

- Diluted:	201,747,804	197,541,892	72,842,975	79,632,959

See accompanying notes to the consolidated financial statements.

Stevia Corp.
Consolidated Statement of Changes in Equity (Deficit)
For the Fiscal Year Ended March 31, 2014 and the reporting period ending December 31, 2014
(Unaudited)

	Common Stock Par Value $0.001
	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total STEV Stockholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)

Balance, March 31, 2013	63,555,635	$63,556	$4,760,624	$(4,359,415)	$464,765	(214,158)	250,607

Common shares issued for consulting services
valued at $0.20 per share on April 30, 2013	500,000	500	99,500		100,000		100,000

Exercise of warrant with exercise price adjusted
to $0.20 per share on May 6, 2013	853,333	853	169,813		170,666		170,666

Commissions and legal fees paid in connection with the exercise of
warrants on May 6, 2013			(18,653)		(18,653)		(18,653)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			595,852		595,852		595,852

Warrants issued to investors in connection with warrants
exercised on May 6, 2013 classified as derivative liability			(833,106)		(833,106)		(833,106)

Make good shares released to officer for achieving
the second and third milestones on June 21, 2013	3,000,000	3,000	597,000		600,000		600,000

Common shares issued for future director
services on October 4, 2011
earned during the period endng June 30,2013			93,750		93,750		93,750

Reclassification to derivative liability for warrants
that became derivatives			(167,949)		(167,949)		(167,949)

Common shares issued for future director
services on October 4, 2011
earned during the period endng September 30, 2013			93,750		93,750		93,750

Anti-dilution shares issued in accordance with the Security Purchase
Agreement dated August 1, 2012 on October 1, 2013	286,666	286	(286)		-		-

Common shares issued for future director service
on December 4, 2013	1,500,000	1,500	186,000		187,500		187,500

Common shares issued for future director service
on December 4, 2013			(187,500)		(187,500)		(187,500)

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	13,000,000	13,000	1,416,715		1,708,937		1,708,937

Common shares issued for future director service on December 4, 2013
earned during the period endng December 31, 2013			7,811		7,811		7,811

Common shares issued per debt settlement agreement
for past due accounts payable and related settlement costs	2,538,882	2,539	276,683		-		-

Exercise of warrants with exercise price reset
to $0.0585 per share on February 13, 2014	1,877,333	1,877	107,947		109,824		109,824

Exercise of warrants with exercise price reset
to $0.053365 per share in February and March, 2014	4,096,534	4,097	214,515		218,612		218,612

Commissions paid in connection with the exercise of
warrants on during the quarter ending March 31, 2014			(26,275)		(26,275)		(26,275)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			943,456		943,456		943,456

Cashless exercise of warrants with exercise price reset
to $0.053365 per share on March 11, 2014	3,438,181	3,438	180,040		183,478		183,478

Cashless exercise of warrants on March 11, 2014	(611,391)	(611)	(182,867)		(183,478)		(183,478)

Reclassification of derivative liability to additional paid-in capital
associated with the cashless exercise of warrants			145,612		145,612		145,612

Common shares issued for notes and accrued interest conversion
at $0.1194 per share on March 11, 2014	1,973,337	1,973	233,643		235,616		235,616

Common shares issued for notes and accrued interest conversion
at $0.25 per share on March 11, 2014	1,124,274	1,124	279,945		281,069		281,069

Common shares issued for notes conversion
at $0.0585 per share on January 21 and February 4, 2014	850,000	850	48,875		49,725		49,725

Common shares issued for notes and accrued interest conversion
at $0.053365 per share on February 19 and February 27, 2014	1,400,158	1,400	73,319		74,719		74,719

Common shares issued for notes conversion
at $0.0555 per share on March 3, 2014	630,631	631	34,369		35,000		35,000

Common shares issued for notes and accrued interest conversion
at $0.0551 per share on February 28 and Mar 5, 2014	2,262,069	2,262	122,378		124,640		124,640

Common shares issued for notes and accrued interest conversion
at $0.0559 per share on March 26 and March 27, 2014	1,669,648	1,670	91,663		93,333		93,333

Common shares issued for notes and accrued interest conversion
at $0.057 per share on March 31, 2014	1,119,299	1,119	62,681		63,800		63,800

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			627,333		627,333		627,333

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(139,223)		(139,223)		(139,223)

Common shares issued for consulting services
valued at $0.053365 per share on February 24, 2014	7,300,000	7,300	382,265		389,565		389,565

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014	20,000,000	20,000	1,047,300		1,067,300		1,067,300

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			(1,067,300)		(1,067,300)		(1,067,300)

Common shares issued for officer's service
valued at $0.053365 per share on February 24, 2014			213,460		213,460		213,460

Common shares issued per the Debt Conversion Agreement
valued at $0.053365 per share on February 26, 2014	9,339,348	9,339	489,055		498,394		498,394

Common shares issued for the subsidiary's debt conversion
valued at $0.053365 per share on February 26, 2014	7,405,334	7,405	387,781		395,186		395,186

Common shares issued for future director service on December 4, 2013
earned during the period endng March 31, 2014			23,439		23,439		23,439

				(9,238,526)	(9,238,526)	(78,595)	(9,317,121)

Balance, March 31, 2014	149,109,271	149,108	11,383,415	(13,597,941)	(2,065,418)	(292,753)	(2,358,171)

Cashless exercise of warrants with exercise price reset
to $0.053365 per share on April 4, 2014	4,684,718	4,685	245,315		250,000		250,000

Cashless exercise of warrants on April 4, 2014	(841,750)	(842)	(249,158)		(250,000)		(250,000)

Reclassification of derivative liability to additional paid-in capital
associated with the cashless exercise of warrants			1,039,025		1,039,025		1,039,025

Common shares and warrants issued for cash at $0.15 per share
on April 9, 2014	1,500,000	1,500	223,500		225,000		225,000

Warrants issued to the investor in connection with
issuance of common stocks			(163,707)		(163,707)		(163,707)

Common shares issued for consulting services vested upon one year
valued at $0.053365 per share on April 30, 2014	500,000	500	26,183		26,683		26,683

Exercise of warrants for cash with exercise price
at $0.053365 per share in May and June, 2014	9,772,052	9,772	511,714		521,486		521,486

Commissions paid in connection with the exercise of
warrants during the quarter ending June 30, 2014			(35,612)		(35,612)		(35,612)

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			1,264,438		1,264,438		1,264,438

Common shares issued for notes conversion
at $0.0812 per share on May 27 and May 28, 2014 to one investor	652,710	653	52,347		53,000		53,000

Common shares issued for accrued interest conversion
at $0.0812 per share on May 27 and May 28, 2014 to one investor	26,108	26	2,094		2,120		2,120

Common shares issued for notes conversion
at the price range from $0.0426 to $0.0879 per share in May and June 2014 to one investor	4,646,371	4,646	246,861		251,507		251,507

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			248,365		248,365		248,365

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(14,625)		(14,625)		(14,625)

Common shares issued for officer's service on February 24, 2014
earned during the period endng June 30, 2014			53,365		53,365		53,365

Common shares issued for future director service on December 4, 2013
earned during the period endng June 30, 2014			23,437		23,437		23,437

Common shares issued for notes conversion ranging from
$0.039 to $0.0426 per share in July 2014	17,063,771	17,064	671,429		688,493		688,493

Common shares issued for accrued interest conversion
at $0.039 per share on July 21, 2014	410,000	410	15,580		15,990		15,990

Common shares issued for notes conversion ranging from
$0.04875 to $0.05525 per share on August 20 and September 4, 2014	1,082,000	1,082	54,474		55,556		55,556

Common shares issued accrued interest conversion
at $0.05525 per share on September 4, 2014	120,664	121	6,545		6,666		6,666

Exercise of warrants for cash at $0.039
per share in during the quarter ending September 30,2014	8,646,803	8,647	329,693		338,340		338,340

Reclassification of derivative liability to additional paid-in capital
associated with the exercise of warrants			403,829		403,829		403,829

Commissions paid in connection with the exercise of
warrants during the quarter ending September 30, 2014			(33,174)		(33,174)		(33,174)

Reclassification of derivative liability to additional paid-in capital
associated with the notes and accrued interest conversion			50,607		50,607		50,607

Warrants issued to the placement agent in connection with
issuance and conversion of convertible notes			(52,679)		(52,679)		(52,679)

Common shares issued for officer's service on February 24, 2014
earned during the period endng September 30, 2014			53,365		53,365		53,365

Common shares issued for future director service on December 4, 2013
earned during the period endng September 30, 2014			23,438		23,438		23,438

Common shares issued for consulting services
valued at $0.089545 per share on October 6, 2014	166,667	167	14,757		14,924		14,924

Common shares issued for notes conversion
at $0.041275 per share on December 29, 2014	700,000	700	28,193		28,893		28,893

Reclassification of derivative liability to additional paid-in capital
associated with the notes conversion			18,337		18,337		18,337

Warrants issued to the notes holders and placement agent in connection with
convertible notes issuance during the period ending December 31, 2014			(284,919)		(284,919)		(284,919)

Common shares issued for officer's service on February 24, 2014
earned during the period endng December 31, 2014			53,365		53,365		53,365

Common shares issued for future director service on December 4, 2013
earned during the period endng December 31, 2014			23,437		23,437		23,437

Net Income (loss)				373,255	373,255	(74,018)	299,237

Balance, December 31, 2014	198,239,385	$198,239	$16,233,234	$(13,224,686)	$3,206,787	$(366,771)	$2,840,016

See accompanying notes to the consolidated financial statements.

 Stevia Corp.
 Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) before non-controlling interest	$299,237	$(2,149,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	2,238	3,100
Amortization expense - acquired technology	81,765	81,765
Amortization expense - website development costs	1,644	801
Amortization of discount on convertible notes payable	446,929	626,446
Change in fair value of derivative liability	(1,215,623)	(675,949)
Common shares issued for director services earned during the period	230,408	195,312
Common shares issued for services-related party	-	600,000
Common shares issued for outside services	41,608	205,860
Changes in operating assets and liabilities:
Accounts receivable	411,651	(6,980)
Deposit for formation of majority-owned subsidiary	(25,000)
Prepaid seeds and fertilizer	(2,112,292)	(765,000)
Other current assets	(16,959)	(41,850)
Security deposit	15,000	-
Accounts payable	(515,985)	144,164
Accounts payable - president and CEO	151,799	173,383
Credit card payable	20,154
Accrued expenses	1,850	(10,100)
Accrued interest	84,025	123,517

Net cash used in operating activities	(2,097,551)	(895,651)

Cash flows from investing activities:
Investment in convertible note receivable	(250,000)	-
Purchases of property and equipment	(7,763)	(16,475)
Website development costs	(12,162)	-

Net cash used in investing activities	(269,925)	(16,475)

Cash flows from financing activities:
Advances from (repayments to) president and significant stockholder	1,645	(10,495)
Proceeds from issuance of convertible notes, net of issuance costs	2,035,000	431,500
Proceeds from sale of common stock, net of issuance costs	225,000	-
Proceeds from exercise of warrants, net of issuance costs	791,039	152,012

Net cash provided by financing activities	3,052,684	573,017

Net change in cash	685,208	(339,109)

Cash at beginning of reporting period	735,044	424,475

Cash at end of reporting period	$1,420,252	$85,366

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for past due payables	$-	$1,042,000

Issuance of common stock for conversion of convertible notes	$1,077,449	$-

Issuance of common stock for conversion of accrued interest	$24,776	$-

See accompanying notes to the consolidated financial statements.

Stevia Corp.
December 31, 2014 and 2013
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

As of December 31, 2014, SC Royal was inactive.

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

(v)
Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Stevia Ventures International Ltd.	The Territory of the British Virgin Islands	April 11, 2011	100%

Stevia Asia Limited	Hong Kong SAR	March 19, 2012	100%

Stevia Technew Limited	Hong Kong SAR	April 28, 2012	70%

SC Brands Pte Ltd	Singapore	October 1, 2013	100%

Real Hemp, LLC	State of Indiana	February 24, 2014	100%

SC Royal Andaman Services Co., Ltd.	Myanmar	August 15, 2014	70%

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

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and March 31, 2014.

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

There was no allowance for doubtful accounts as of December 31, 2014 or March 31, 2014.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013
Convertible Note Shares

On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest of $29,945 was converted to 1,124,274 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	400,000	1,400,000

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
	881,752	881,572

On May 30, 2012, the Company issued a convertible note in the principal amount of $200,000 with interest at 10% per annum due one (1) year from the date of issuance convertible at the lower of (a) the price per share at which shares of capital stock issued in the Financing or (b) the average closing bid price over the thirty (30) day period prior to the Conversion Date. The note with accrued interest of $235,616 was converted to 1,973,337 shares on March 11, 2014.	-	1,739,130

On July 16, 2013, the Company issued a convertible note for $400,000, with consideration of $360,000 and a $40,000 original issue discount. The lender provided $100,000 on July 18, and $ 25,000 on September 26, 2013, respectively, with conversion price at the lesser of $0.26 or 65% of the lowest trade price for the 30 day period before conversion, The notes are due one (1) year from the date of each payment with interest at 12% per annum. These notes were converted as of March 31, 2014.	-	1,762,228

On August 27, 2013, the Company issued a convertible note in the amount of $153,000, convertible at 65% multiplied by the market price, with interest at 8% per annum, due on May 26, 2014. The Note was converted on February and March 2014.	-	2,353,573

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date. The Note was converted to common shares on March 26, 2014.	-	440,571

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 with an $8,000 Original Issuance Discount ("OID") and with interest at 10% per annum, convertible at $0.20 per share, due on May 1, 2014. The Note was converted to common shares on March 31, 2014.	-	290,000

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum, due on August 25, 2014.The principal of the note was converted to 652,709 shares on May 27 and May 28, 2014.	-	812,634

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date .	-	881,142

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015. ???	800,000	-

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due February 20, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal of the note was converted to 1,202,664 shares on August 20, 2014 and September 4, 2014.	-	-

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014. The principal amount of $251,507 was converted to 4,646,371 shares during the quarter ending June 30, 2014 and $88,493 remaining principal was converted to common shares in September, 2014.	-	-

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015. The principal amount of $600,000 was converted to 17,063,771 shares during the quarter ending September 30, 2014.	-	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal amount of $28,892 was converted to 700,000 shares on December 29, 2014.	2,934,161	-

On November 21, 2014 the Company issued a convertible note in the principal amount of $110,000 with a 10% Original Issuance Discount ("OID") and 8% one-time interest. The note is due one (1) year from the date of issuance, convertible at 70% of the lowest trade price for the 25 trade day period before the conversion date.	2,665,051	-

On December 17, 2014 the Company issued a convertible note in the principal amount of $222,222 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	5,383,937	-

On December 30, 2014 the Company issued a convertible note in the principal amount of $1,250,000 with a 20% Original Issuance Discount ("OID"). The note is due on June 30, 2016 convertible at $0.125 per share subject to adjustment stated in the agreement.	10,000,000	-

Sub-total Convertible Note Shares	23,064,901	10,561,070

Warrant Shares

On August 6, 2012, the Company issued (i) warrants to purchase 1,066,667 shares, in the aggregate, of the Company’s common stock to investors (the “investor warrants”) and (ii) warrants to purchase 85,333 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.6405 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales of the SPA, expiring five (5) years from the date of issuance. On February 26, 2013, warrants issued subsequent to these warrants triggered a reset of these warrants exercise price to $0.25 per share and the shares to be issued under the warrants were adjusted to 2,951,424 shares accordingly. On May 8, 2013, the Company completed a private placement at $0.20 per share with gross proceeds more than $100,000; this event triggered the reset of the conversion price of the convertible note to $0.20 per share and the shares to be issued under the warrants were adjusted to 3,689,280 shares accordingly. On May 8, 2013, investors exercised warrants to purchase 2,732,799 shares (853,333 original shares) at $0.20 per share. On February 7, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 11,093,791 shares and $0.053365 per share. On June 29, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 2,524,320 shares and $0.0426 per share. On July 17, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to 2,568,753 shares and $0.039 per share
	2,568,753	956,481

On February 26, 2013, the Company issued warrants to purchase 1,000,000 and 400,000 shares respectively, or 1,400,000 shares in aggregate, of the Company’s common stock to two (2) note holders in connection with the issuance of convertible notes. The warrants expire five years from the issue date.	1,400,000	1,400,000

On March 15, 2013, the Company issued a warrant to purchase 881,753 shares of the Company’s common stock to the note holder in connection with the issuance of the convertible note. The warrants expire five years from the issue date.	881,753	881,753

On May 6, 2013, the Company issued three (3) series of warrants:

Series A warrants include (i) warrants to purchase 1,877,333 shares of the Company’s common stock to the investor and (ii) warrants to purchase 150,187 shares of the Company's common stock to the placement agent (the "agent warrants") with an exercise price of $0.20 per share and full reset feature expiring five (5) years from the date of issuance, which was subsequently reset to 7,035,821 and 562,866 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 1,877,333 shares at $0.053365 per share in February 2014. In May 2014, the warrant holders exercised the remaining outstanding warrants and acquired 5,158,487 shares at $0.053365 per share.
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

Series C warrants include (i) warrants to purchase 2,346,666 shares of the Company’s common stock to the investor and (ii) warrants to purchase 187,733 shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.25 per share and full reset feature expiring five (5) years from the date of issuance. The warrants are exercisable under the condition of Series A warrants are exercised, which was subsequently reset to 10,997,430 and 879,478 with exercise price being reset to $0.053365 per share. In February 2014, the warrant holders exercised certain warrants and acquired 2,346,666 shares at $0.053365 per share in February 2014. On July 17, 2014, the number of shares and exercise price of the remaining unexercised warrants were reset to $0.039 per share. During the quarter ending December 31, 2014, the warrant holders exercised certain warrants and acquired 8,646,803 shares at $0.039 per share.
	3,608,441	2,534,399

On October 15, 2013, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.25 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 4,684,718 with exercise price being reset to $0.053365 per share in February 2014, all of which were cashless exercised on April 4, 2014.	-	1,000,000

On February 7, 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to a note holder with an exercise price of $0.10 per share and full reset feature in connection with the issuance of convertible note, which was subsequently reset to 2,347,418 with exercise price being reset to $0.0426 per share in June 2014. On July 17, 2014, the exercise price of the warrants were reset to $0.039 per share The warrants expire five years from the issue date.	2,564,103	-

On February 15, 2014, the Company issued warrants to purchase 563,874 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the issuance of convertible note and conversion. The warrants expire five years from the issue date.	563,874	-

On February 20, 2014, the Company issued warrants to purchase 683,202 shares of the Company’s common stock to a note holder with an exercise price of $0.053365 per share as replacement warrant, all of which were exercised during the quarter ending June 30, 2014.	-	-

On April 8, 2014, the Company issued warrants to purchase 4,000,000 shares of the Company’s common stock to one investor with an exercise price of $0.45 per share in connection with the commons stock purchase. The warrants expire five years from the issue date.	4,000,000	-

On May 15, 2014, the Company issued warrants to purchase 423,931 shares of the Company’s common stock to the placement agent with an exercise price between $0.053365 and $0.30 per share as commission for the conversion of convertible notes. The warrants expire five years from the issue date.	423,931	-

On July 15, 2014, the Company issued warrants to purchase 1,443,624 shares of the Company’s common stock to the placement agent with an exercise price between $0.04875 and $0.0812 per share as commission for the conversion of convertible notes. The warrants expire five years from the issue date.	1,443,624	-

On November 21, 2014, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to one investor with an exercise price of $0.10 per share and full reset feature in connection with the issuance of convertible note. The warrants expire five years from the issue date.	1,000,000	-

On December 30, 2014, the Company issued warrants to purchase 10,000,000 shares of the Company’s common stock to one investor with an exercise price of $0.12 per share and full reset feature in connection with the issuance of a convertible note, the warrants are exercisable from June 30, 2015 and expiring seven years from the exercisable date.	10,000,000	-

On December 30, 2014, the Company issued warrants to purchase 600,000 shares of the Company’s common stock to one investor with an exercise price of $0.12 per share and full reset feature as commission with the issuance of a convertible note, the warrants are exercisable from June 30, 2015 and expiring seven years from the exercisable date.	600,000	-

Sub-total Warrant Shares	29,054,479	9,952,152

Total contingent shares issuance arrangement, stock options or warrants	52,119,380	20,513,222

For the reporting period ended December 31, 2014 there were approximate 19,162,665 potentially outstanding dilutive common shares.  For the reporting period ended December 31, 2013 there were approximate 4,322,784 potentially outstanding dilutive common shares which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Note bears interest at fifteen percent (15%) per annum with principal and interest due on the earlier of (i) the twelve (12) month anniversary of the issuance of the Note, or (ii) the next date of sale of equity of YOPCP (a " YOPCP Financing") following the Closing Date. The Company has the right to convert the Note at a conversion price equal to the price per unit of YOPCP's membership units ("Units") in YOPCP Financing (the "Conversion Price"). Upon full repayment or conversion of the Note, the Company has the additional right to receive an amount of Units equal to the initial principal amount of the Note divided by the Conversion Price.

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

Note 5 – Prepaid Seeds and Fertilizer

Prepaid seeds and fertilizer consisted of the following:

	December 31, 2014		March 31, 2014

Prepaid seeds and fertilizer (*)	$3,610,300	*	$1,498,008

	$3,610,300		$1,498,008

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

(ii) Depreciation Expense

Depreciation expense was $2,238 and $3,100 for the reporting period ended December 31, 2014 and 2013, respectively.

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

(ii) Amortization Expense

Amortization expense was $81,765 each for the reporting period ended December 31, 2014 and 2013, respectively.

Note 8 – Website Development Costs

(i) Impairment

The Company completed the annual impairment test of website development costs and determined that there was no impairment as the fair value of website development costs, exceeded their carrying values at March 31, 2014.

(ii) Amortization Expense

Amortization expense was $1,644 and $801 for the reporting period ended December 31, 2014 and 2013, respectively.

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

Lease of Certain Office Space from Leverage Investments, LLC

The Company leases certain office space with Leverage Investments, LLC for $500 per month on a month-to-month basis since July 1, 2011 which was subsequently increased to $600 per month as of July 1, 2013.  The Company recorded $5,400 and $5,400 in rent expense for the reporting period ended December 31, 2014 and 2013, respectively.

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

Farm management services provided by Growers Synergy Pte Ltd. were as follows:

	For the reporting period ended December 31, 2014	For the reporting period ended December 31, 2013

Farm management services – related parties	$180,000	$180,000

	$180,000	$180,000

Future minimum payments required under this agreement were as follows:

Fiscal Year Ending March 31:

2015 (remainder of the fiscal year)	$60,000

2016	240,000

2017	140,000

$460,000

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

(iv) December 30, 2014 issuance of convertible note with Securities Purchase Agreement

On  December  30,  2014, the Company entered into a Securities  Purchase  Agreement (the "Purchase  Agreement") with an accredited  investor (the  "Purchaser") to raise $1,000,000 (the "Offering") through  the sale of an Original  Issue  Discount Senior Convertible Debenture (the "Debenture"). In connection with the Offering, the Company issued to the Purchaser:  (i) the Debenture in the principle  amount of  $1,250,000  with an original  issue  discount of twenty  percent (20%) and a conversion  price of $0.125 per share (the  "Debenture")  and (ii)  warrants  to purchase 10,000,000 shares of the Company's common stock at an exercise price of $0.12 with a term of 7 years (the  "Warrants").  The Debenture matures 18 months from the Closing Date, with monthly payments beginning 6 months from the Closing Date. The Debenture and Warrants each includes certain anti-dilution protections and the Debenture includes protections against decreases in the trading price of the Company's common stock.  The Warrants are exercisable on June 30, 2015 beginning six months from the Closing Date. The Purchase Agreement includes certain restrictions on and a right of first refusal for future financings by the Company.

Garden State Securities, Inc. (the "Placement Agent") served as the placement agent of the Company for the Offering.  In consideration  for services rendered as the Placement Agent, the Company agreed to: (i) pay to the Placement Agent cash commissions equal to $60,000,  or 6.0% of the gross proceeds received in the Offering,  and (ii) issue to the  Placement  Agent,  or its  designee,  a Warrant  to  purchase  up to  600,000  shares  of  the  Company's  common  stock representing 6% of the securities  issued in the Offering on the same terms as the Warrants (the "Agent Warrants").

Convertible notes payable consisted of the following:

	December 31, 2014	March 31, 2014
On February 26, 2013, the Company issued two (2) convertible notes in the principal amount of $250,000 and $100,000, respectively, convertible at $0.25 per share, with interest at 12% per annum due on September 30, 2013. The Convertible Note in the principal amount of $250,000 with the accrued interest was converted to 1,154,520 shares on March 11, 2014. The Convertible Note in the principal amount of $100,000 is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum.	100,000	100,000

On March 15, 2013, the Company cancelled a prior convertible note and entered into a 12% convertible note payable in the principal amount of $220,438 convertible into the Company’s common shares at $0.25 per share at any time prior to payment in full of the principal balance of the convertible note, maturing on September 30, 2013. The note is currently past due with no penalty and the Company continues to accrue the interest at 12% per annum	220,439	220,438

On July 16, 2013, the Company issued a convertible note in the principal amount of $111,111 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12% after 90 days. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The principal of the note of $111,111 and the related accrued interest of $13,333 were converted to 2,250,158 shares in January, 2014 and February, 2014.	-	-

On August 27, 2013, the Company issued a convertible notes in the principal amount of $153,500 convertible at 65% of the three lowest bids for 30 trading days before the conversion date with interest at 8% per annum due on May 26, 2014. The principal of the note of $153,500 and the related accrued interest of $6,140 were converted to 2,892,700 shares in February, 2014 and March, 2014.	-	-

On September 26, 2013, the Company issued a convertible note in the principal amount of $27,778 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal of the note of $27,778 and the related accrued interest of $3,333 were converted to 556,549 shares on March 26, 2014.	-	-

On October 15, 2013, the Company issued a convertible note in the principal amount of $58,000 convertible at $0.20 per share, with an $8,000 Original Issue Discount ("OID") and interest at 10% per annum maturing on May 1, 2014. The Debenture is secured by 1,250,000 restricted common shares of the Company.  In connection with the issuance of the convertible note, the Company granted the note holder a warrant to purchase 1,000,000 common shares with an exercise price of $0.25 per share, subject to certain adjustments pursuant to Section 3(b) Subsequent Equity Sales and Section 3(c) Subsequent Rights Offerings of the warrant ("full price and share reset provisions") expiring five (5) years from the date of issuance. The principal of the note of $58,000 and the related accrued interest of $5,800 were converted to 1,119,299 shares on March 30, 2014.
	-	-

On November 21, 2013, the Company issued a convertible note in the principal amount of $53,000, convertible at 65% of the three lowest bids for 30 trading days before the conversion date, with interest at 8% per annum, due on August 25, 2014. The principal of the note of $53,000 and the related accrued interest of $2,120 were converted to 652,710 and 26,108 shares on May 27 and May 28, 2014.	-	53,000

On December 9, 2013, the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and a one-time interest charge of 12%. The note is due one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date . The principal of the note of $55,556 and the related accrued interest of $6,666 were converted to 1,113,099 shares on March 27, 2014.	-	-

On February 7, 2014, the Company issued a convertible notes in the principal amount of $80,000 convertible at $0.10 per share, with interest at 8% per annum due on February 6, 2015.	80,000	80,000

On February 20, 2014 the Company issued a convertible note in the principal amount of $55,556 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due on February 20, 2015, one (1) year from the date of issuance with the conversion price at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal of the note of $55,556 and the related accrued interest of $6,666 were converted to1,082,000 and 120,664 shares on August 20, 2014 and September 4, 2014.	-	55,556

On March 3, 2014 the Company issued a convertible note in the principal amount of $500,000 with a 32% Original Issuance Discount ("OID") that is to be waived upon filing a registration report and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on December 17, 2014, The principal of note of $340,000 net of waived OID was converted to 6,899,892 shares during the quarter ending December 31, 2014.	-	340,000

On May 16, 2014 the Company issued a convertible note in the principal amount of $600,000 and convertible at 60% of the two lowest bids for 10 trading days before the conversion date with interest at 8% per annum, due on March 15, 2015. The principal of the note of $600,000 and the related accrued interest of $15,990 were converted to14,810,250 and 410,000 shares during the quarter ending December 31, 2014.	-	-

On June 23, 2014 the Company issued a convertible note in the principal amount of $150,000 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due June 22, 2015, one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date. The principal amount of $28,892.50 was converted to 700,000 shares on December 29, 2014. The principal amount of $30,956.25 and $37,498.50 were converted to 750,000 and 900,000 shares on January 20, 2015 and February 4, 2015, respectively.	121,108	-

On November 21, 2014 the Company issued a convertible note in the principal amount of $110,000 with a 10% Original Issuance Discount ("OID") and 8% one-time interest. The note is due one (1) year from the date of issuance, convertible at 70% of the lowest trade price for the 25 trade day period before the conversion date.	110,000	-

On December 17, 2014 the Company issued a convertible note in the principal amount of $222,222 with a 10% Original Issuance Discount ("OID") and 12% one-time interest. The note is due one (1) year from the date of issuance, convertible at 65% of the lowest trade price for the 25 trade day period before the conversion date.	222,222	-

On December 30, 2014 the Company issued a convertible note in the principal amount of $1,250,000 with a 20% Original Issuance Discount ("OID"). The note is due on June 30, 2016 convertible at $0.125 per share subject to adjustment stated in the agreement.	1,250,000	-

Face amount	2,103,769	848,994

Discount representing (i) the relative fair value of the warrants issued, (ii) the beneficial conversion features and (iii) the derivative liability on conversion features	(1,557,576)	(860,701)

Accumulated amortization of discount of convertible notes payable	515,036	467,468

Remaining discount	(1,042,540)	(393,233)

Convertible notes payable, net	$1,061,228	$455,761

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

On May 6, 2013, the Company issued (i) warrants to purchase 1,877,333 (Series A), 1,066,667 (Series B) and 2,346,666 (Series C) shares of the Company’s common stock to the investors (the “investor warrants”) and (ii) warrants to purchase 150,187 (Series A), 85,333 (Series B) and 187,733 (Series C) shares of the Company's  common  stock to the placement agent (the "agent warrants") with an exercise price of $0.20 (Series A) per share, $0.25 (Series B) per share and $0.25 (Series C) per share subject to certain adjustments, pursuant to Section 3(b), expiring five (5) years from the date of issuance. On February 20, 2014 the previously issued warrants' exercise price was reset again to $0.053365 per share and the number of warrant shares was increased to 23,026,321 and 1,842,106, respectively, for 24,868,426 in aggregate. During February and March, 2014, the investors exercised warrants to purchase 1,877,333 shares at $0.0585 per share and 4,096,534 shares at $0.053365 per share, respectively. On March 11, 2014, the placement agent cashless exercised 3,438,181warrants at the exercise price of $0.053365 per share. All of the Series A and Series B warrants were exercised during the quarter ending June 30, 2014. On July 17, 2014, the remaining unexercised warrants’ exercise price was reset to $0.039 per share. 8,646,803 Series C warrants were exercised during the period ending December 31, 2014 and 3,156,315 Series C warrants left unexercised as of December 31, 2014.

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

•	No warrants have expired. Warrants with full reset feature issued during this period ending 12/31/2014

•	The projected volatility curve for the valuation dates was:

	1 Year	2 Year	3 Year	4 Year	5 Year

August 6, 2012	129%	178%	218%	252%	281%

September 30, 2012	127%	173%	211%	244%	272%

March 31, 2013	122%	167%	205%	236%	264%

March 31, 2014	104%	168%	202%	233%	261%

December 31, 2014	112%	168%	202%	233%	261%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, March 31, 2013	$(486,113)	$(486,113)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(5,290,703)	(5,290,703)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	385,192	385,192

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2014	(5,391,624)	(5,391,624)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	1,215,623	1,215,623

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	1,709,657	1,709,657

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2014	$(2,466,344)	$(2,466,344)

(d) Warrants Outstanding

The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at March 31, 2013	2,951,424	2,281,753	5,233,177	(486,113)

Issuance of warrants	42,302,198	1,247,076	42,549,274	(472,374)	-	-

Exercise of warrants	(12,144,847)	-	(12,144,847)	857,566	-	-

Mark to market				(5,290,703)		5,290,703

Derivative warrant at March 31, 2014	33,108,775	3,528,829	36,637,604	(5,391,624)

Issuance of warrants	10,336,097	5,184,353	15,520,450	(2,493,287)	-	-

Exercise of warrants	(23,103,575)	-	(23,103,575)	4,202,944	-	-

Mark to market				1,215,623		1,215,623

Derivative warrant at December 31, 2014	20,341,297	8,713,182	36,637,604	(2,466,344)

(ii) Warrant Activities

The table below summarizes the Company’s warrant activities through December 31, 2014:

Summary of the Company’s Warrant Activities

The table below summarizes the Company’s warrant activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2014	36,637,604	$0.053365 - 0.30	$0.05436	$680,894	$-

Granted	15,520,450	0.05 - 0.45	0.053365	159,266	-

Canceled	-	-	-	-	-

Exercised	(23,103,575)	0.041 - 0.053365	0.14291	(143,944)	-

Expired	-	-	-	-	-

Balance, December 31, 2014	29,054,479	$0.010 - 0.30	$0.14291	$696,216	$-

Earned and exercisable, December 31, 2014	29,054,479	$0.010 - 0.30	$0.14291	$696,216	$-

Unvested, December 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.0426 - 0.45	29,054,479	4.95	$0.14291	19,654,479	3.97	$0.15928

$0.0426 - 0.45	29,054,479	4.95	$0.14291	19,654,479	3.97	$0.15928

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

The Company recorded $70,313 in director’s fees for the reporting period ended December 31, 2014.

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

The Company recorded $160,095 in salary and compensation - officer for the reporting period ended December 31, 2014.

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

On October 7, 2014, the Company issued an aggregate of 166,667 shares of common stock pursuant to consulting agreements to the consultant for services.  These shares were valued at $0.089545 per share, the monthly average trading price of the Company's common shares or $14,924 and recorded as a consulting fee.

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

Note 14 – Research and Development

Lease of Agricultural Land

On December 14, 2011, the Company through Stevia Ventures Corporation (“Stevia Ventures”) entered into a Land Lease Agreement with Vinh Phuc Province People's Committee Tam Dao Agriculture & Industry Co., Ltd. (“Tam Dao”) pursuant to which Stevia Ventures has leased l0 hectares of land (the “Leased Property”) for a term of five (5) years from the date of signing expiring December 14, 2016.

The Company has begun development of a research facility on the Leased Property and has prepaid (i) the first year lease payment of $30,000 and (ii) the six month lease payment of $15,000 as security deposit, or $45,000 in aggregate upon signing of the agreement.

On December 31, 2014 the Company through Stevia Ventures Corporation (“Stevia Ventures”) and Tam Dao memorialized the termination of the Land Lease Agreement and the understanding that total payment of $45,000 paid as the full consideration for its lease obligation under the lease.

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

As of December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions, and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Three (3) customers accounted for all of the sales for the reporting period ended December 31, 2014 and the accounts receivable at December 31, 2014.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor purchase concentrations and accounts payable concentration are as follows:

	Accounts Payable at		Net Purchases
	December 31, 2014	March 31, 2014	For the Reporting Period Ended December 31, 2014	For the Reporting Period Ended December 31, 2013

Growers Synergy Pte. Ltd. – related party	55,6%	4.1%	4.0%	6.0%

Stevia Ventures Corporation	-%	48.5%	38.5%	26.6%

SG Agro Tech Pte Ltd	-%	-%	44.8%	52.2%

	55.6%	52.6%	87.3%	84.8%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were same reportable subsequent event(s) to be disclosed as follows:

On January 1, 2015, the Company issued 1,500,000 shares of restricted common stock of the Company to Dr. Smartt, as a newly appointed member of the Company’s Board of Directors, as compensation for future services.  These shares shall vest with respect to 750,000 shares on each of the first two anniversaries of the date of grant, subject to the director's continuous service to the Company and will be governed by the Company's standard form of restricted stock award agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated on May 21, 2007 in the State of Nevada under the name Interpro Management Corp. On March 4, 2011, we changed our name to Stevia Corp. and effectuated a 35 for 1 forward stock split of all of our issued and outstanding shares of common stock. Effective November 15, 2013, we filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock from one hundred million (100,000,000) shares of Common Stock to two hundred fifty million (250,000,000) shares of Common Stock, each with a par value of $0.001.  Effective February 10, 2015, we filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of Common Stock from two hundred fifty million (250,000,000) shares of Common Stock to seven hundred fifty million (750,000,000) shares of Common Stock, each with a par value of $0.001.

We generated $6,373,199 in revenues during our fiscal year ended March 31, 2014. We expect our primary sources of revenue will be (i) providing farm management services, which will provide protocols and other services to agriculture, aquaculture, and livestock operators, (ii) the sale of agriculture inputs such as fertilizer and feed additives, (iii) the sale of crops and seafood produced under contract farming, (iv) providing extraction, refining and synthesis technology services related to stevia and other medicinal herbs, (v) the sale of products derived from the stevia plant and other agriculture crops and their synthesized equivalents, (vi) the sale of branded consumer products, and (vii) the commercialization and/or licensing of intellectual property.

During 2012, we completed our first commercial trials of stevia production in Vietnam. In connection with such production we entered into supply agreements for the off-take of the crops we produce and entered into an agreement with Growers Synergy Pte Ltd to assist in the management of our Asia day-to-day operations. We have also developed commercial applications of stevia derived products and have developed and acquired certain proprietary technology relating to stevia development which we can integrate into our own stevia production and our farm management services.

On March 19, 2012, we formed Stevia Asia Limited, a wholly-owned subsidiary incorporated under the companies ordinance of Hong Kong (“Stevia Asia”), to focus on expanding the Company’s operations in China.  On April 28, 2012 we formed Hero Tact Limited, originally a wholly-owned subsidiary of Stevia Asia incorporated under the companies ordinance of Hong Kong, and renamed it Stevia Technew Limited (“Stevia Technew”).  In connection with our intellectual property development efforts we engaged TechNew Technology Limited (“TechNew”) as our technology partner in China and Vietnam.  Effective July 5, 2012, TechNew acquired 30% ownership of Stevia Technew.

On October 1, 2013, we formed SC Brands Pte. Ltd., originally a 70% owned subsidiary incorporated under the Singapore Companies Act (“SC Brands”), to develop brands.  Effective July 16, 2014, we acquired 100% ownership of SC Brands.  On August 7, 2014, we formed SC Royal Andaman Services Company Limited, a 70% owned subsidiary of SC Brands incorporated under the Myanmar Companies Act (“SC Royal”), to develop seafood brands.

On February 24, 2014, we formed Real Hemp LLC, a wholly owned Indiana limited liability company (“Real Hemp”), to focus on the industrial hemp industry. Real Hemp will focus on developing supply chain solutions with distribution channels in the United States to serve food, fiber, dietary supplement and health care buyers as well as develop online marketing channels such as Amazon.com to serve retail consumers.

On December 22, 2014, we filed a provisional patent with the United States Patent and Trademark Office (“USPTO”) as part of our intellectual property strategy focused on the health care industry.  In January 2015 we filed three additional provisional patents.  Each provisional patent application involves using Cannabidiol (“CBD”) in combination with a specific Over-The-Counter (“OTC”) drug for the treatment of pain.  We believe there will be significant advantages of using these four OTC drugs in combination with CBD as opposed to using these drugs alone.  We intend to file the respective non-provisional patent applications within 12 months of the provisional patent applications. There is no guarantee that filing a provisional or a non-provisional patent application will result in a successful registration with the USPTO.

We intend to file additional patent applications and we believe our portfolio of intellectual property will allow us to pursue a strategic and broad business strategy including licensing agreements, marketing and/or selling healthcare products and exploring possibilities of partnering with large pharmaceutical companies.

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

Comparison of Three Month Periods Ended December 31, 2014 and December 31, 2013

For the three month period ended December 31, 2014 we incurred a net loss of $1,185,435, compared to net loss of $831,410 for the three month period ended December 31, 2013.  The increase was mainly attributed to the change in fair value of derivative liability from income of $40,105 for the three month period ended December 31, 2013 to an expense of $775,770 for the three month period ended December 31, 2014, offset by a decrease in debt settlement loss from $561,077 for the three month period ended December 31, 2013, to $0 for the three month period ended December 31, 2014, as well as a decrease in revenue from $388,746 for the three month period ended December 31, 2013 to $255,445 for the three month period ended December 31, 2014.

General and administration expenses and professional fees for the three month period ended December 31, 2014 amounted to $109,476 and $234,290 respectively, compared to $133,641 and $178,135 during the three month period ended December 31, 2013.  Research and development fees for the three month period ended December 31, 2014 were $39,872 compared to $71,930 during the three month period ended December 31, 2013.  Directors fees, officer salary and compensation and other salary and compensation were $23,438, $53,365 and $0 respectively, compared to $7,813, $0 and $378 during the three month period ended December 31, 2013.

Comparison of the Nine Month Periods Ended December 31, 2014 and December 31, 2013

For the nine month period ended December 31, 2014 we incurred net income of $373,255, compared to a net loss of $2,017,484 for the nine month period ended December 31, 2013.  The change was mainly attributed to an increase in revenue from $1,893,865 for the nine month period ended December 31, 2013 to $2,987,429 for the nine month period ended December 31, 2014, an increase in income from the change in fair value of derivative liability from income of $675,949 for the nine month period ended December 31, 2013 to $1,215,623 for the nine month period ended December 31, 2014 and a decrease in debt settlement loss expense from $561,077 for the nine month period ended December 31, 2013 to $0 for the nine month period ended December 31, 2014.

General and administration expenses and professional fees for the nine month period ended December 31, 2014 amounted to $399,265 and $513,175 respectively, compared to $387,040 and $487,867 during the nine month period ended December 31, 2013.  Research and development fees for the nine month period ended December 31, 2014 were $221,872 compared to $262,810 during the nine month period ended December 31, 2013.  Directors fees, officer salary and compensation and other salary and compensation were $70,313, $160,095 and $0 respectively, compared to $195,313, $600,000 and $66,556 during the nine month period ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014 we have $5,585,940 in current assets, and $1,680,412 in current liabilities.  As at December 31, 2014 we have $1,420,252 in cash.  As at December 31, 2014, our total assets were $6,986,772 and our total liabilities were $4,146,756.  Our net working capital surplus as at December 31, 2014 was $3,905,528.

During the nine month period ended December 31, 2014, we used cash of $2,097,551 in operating activities and used cash of $269,925 in investing activities, respectively.  During the nine month period ended December 31, 2014, we funded our operations from revenue from operations and the proceeds of private sales of convertible notes and common stock and the exercise proceeds of warrants.  During the nine month period ended December 31, 2014, we raised $2,035,000 through the issuance of convertible notes, net of issuance costs, $225,000 through the sale of common stock, net of issuance costs and $791,039 through the proceeds of warrant exercises, net of issuance costs.

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

On November 21, 2014, we entered into a secured convertible promissory note with an investor in the original principal amount of $110,000 with a ten percent (10%) original issue discount.  The note matures on November 21, 2015, and is subject to a one-time interest charge of eight percent (8%) and is convertible into shares of our common stock at a conversion price equal to seventy percent (70%) of the lowest trade occurring during the twenty five consecutive trading days, or sixty percent (60%) of the lowest trading price if the conversion price is equal to or less than $0.05 per share.  The accredited investor also received a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $0.10 per share, subject to adjustment, and a term of five years.

On December 17, 2014, we entered into a promissory note with an investor in the original principal amount of $300,000 with a ten percent (10%) original issued discount.  The note matures two years following its issuance date.  The note is subject to a one time interest charge of twelve percent (12%) three months after issuance.  The note may be converted into common stock of the issuer at a conversion price equal to the lesser of $0.07 or sixty percent (60%) of the lowest trade price in the twenty five days prior to conversion.  The note includes registration rights for all shares issuable upon conversion of the note.

On December 30, 2014, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with an accredited investor (the "Purchaser") to raise $1,000,000 (the "December 2014 Offering") through the sale of an Original Issue Discount Senior Convertible Debenture (the "Debenture").  In connection with the December 2014 Offering, we issued to the Purchaser: (i) the Debenture in the principle amount of $1,250,000 with an original issue discount of twenty percent (20%) and a conversion price of $0.125 per share (the "Debenture") and (ii) warrants to purchase 10,000,000 shares of the Company's common stock at an exercise price of $0.12 with a term of 7 years (the "Warrants").  The Debenture matures 18 months from December 31, 2014, with monthly payments beginning six months from December 31, 2014.  The Debenture and Warrants each include certain anti-dilution protections and the Debenture includes protections against decreases in the trading price of the Company's common stock.  The Purchase Agreement includes certain restrictions on and a right of first refusal for future financings by the Company. Garden State Securities, Inc. (the "Placement Agent") served as the placement agent of the Company for the December 2014 Offering. In consideration for services rendered as the Placement Agent, the Company: (i) paid to the Placement Agent cash commissions equal to $60,000, or 6.0% of the gross proceeds received in the December 2014 Offering, and (ii) issued to the Placement Agent, or its designee, a Warrant to purchase up to 600,000 shares of the Company's common stock (representing 6% of the securities issued in the December 2014 Offering) on the same terms as the Warrants.

During the quarter ended December 31, 2014, we funded our operations from the proceeds of private sales of equity and convertible notes and debentures, proceeds from the exercise of warrants, and operating revenues.  During the quarter ended December 31, 2014, we generated revenues of $255,445 and we received an aggregate of $1,299,999 from financing activities.

During the quarter ended December 31, 2014, an aggregate of $28,892.50 in outstanding convertible promissory notes were converted into shares of the Company and as of December 31, 2014, convertible promissory notes in the aggregate principal amount of $2,103,769 remained outstanding.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on July 15, 2014.  As of, and for the three months ended December 31, 2014, there have been no material changes or updates to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name

3.1	Articles of Incorporation, including all amendments to date

3.2(1)	Amended and Restated Bylaws

10.1(2)	Securities Purchase Agreement

10.2(2)	Form of Original Issue Discount Senior Convertible Debenture

10.3(2)	Form of Common Stock Purchase Warrant

31	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer and Principal Financial Officer)

32	Section 1350 Certification

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

Footnotes to Exhibits Index

(1)	Incorporated by reference to the Current Report on Form 8-K filed on March 22, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2014.

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

STEVIA CORP.
Dated: February 23, 2015	/s/ George Blankenbaker
By: George Blankenbaker
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)